Form 10-K
period 2020-08-26
LUBYS INC
filed 2020-12-09
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 26, 2020

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant as of March 11, 2020, was approximately $36,624,000 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 24, 2020, there were 30,678,769 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

Luby’s, Inc.
Form 10-K
Year ended August 26, 2020

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
Compliance with New York Stock Exchange Requirements
We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 28, 2019. We expect to submit the CEO certification with respect to our fiscal year ended August 26, 2020 to the NYSE within 30 days after our annual meeting of shareholders. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on this "Form 10-K” contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•the implementation of the Plan of Liquidation (as defined herein), including the timing and amount of any liquidating distribution made in connection with the Plan of Liquidation.
•future sales of assets in accordance with the Plan of Liquidation and the amount of proceeds that we may receive as a result of any such sales;
•future operating results;
•future capital expenditures, and expected sources of funds for capital expenditures;
•future debt, including liquidity and the sources and availability of funds related to debt, the expected repayment of debt and the expected sources of funds for working capital requirements;
•closing existing units; and
•continued compliance with the terms of our 2018 Credit Agreement and our PPP Loan.
In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of their experience and perception of historical trends, current conditions, expected future developments and other factors we believe are relevant. Although management believes that our assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of our control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:
•our ability to successfully implement the Plan of Liquidation;
•the duration of the COVID-19 pandemic and its impact on our business and general business and economic conditions;
•the impact of competition;
•decisions made in the allocation of capital resources;
•fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce;
•ability to raise menu prices and customers acceptance of changes in menu items;
•increases in utility costs, including the costs of natural gas and other energy supplies;
•changes in the availability and cost of labor, including the ability to attract qualified managers and team members;
•the seasonality of the business;
•collectability of accounts receivable;
•changes in governmental regulations, including changes in minimum wages and healthcare benefit regulation;
•the effects of inflation and changes in our customers’ disposable income, spending trends and habits;
•the availability and cost of credit;
•the effectiveness of our credit card controls and Payment Card Industry ("PCI") compliance;
•weather conditions in the regions in which our restaurants operate;
•costs relating to legal proceedings;
•impact of adoption of new accounting standards;
•effects of actual or threatened future terrorist attacks in the United States;
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
Plan of Liquidation and Dissolution
At a special meeting of stockholders held on November 17, 2020, the Company's shareholders approved the Company’s Plan of Liquidation and Dissolution (the “Plan of Liquidation” or the “Plan”) that provides for the sale of the Company’s assets and distribution of the net proceeds to the Company’s stockholders, after which the Company will be dissolved.
The Plan of Liquidation outlines an orderly sale of the Company's businesses, operations, and real estate, and an orderly wind down of any remaining operations. The Company intends to attempt to convert all of its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution. The assets to be sold include operating divisions Luby’s Cafeterias, Fuddruckers, and the Company’s Culinary Contract Services business, as well as the Company’s real estate. The Company currently anticipates that its common stock will be delisted from the NYSE upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of the asset sales or three years, but the delisting of its common stock may occur sooner in accordance with applicable rules of the NYSE.
The Company cannot predict the timing or amount of any distributions to stockholders, as uncertainties exist as to the value it may receive upon the sale of assets pursuant to its monetization strategy, the net value of any remaining assets after such sales are completed, the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions and overall process.
The Company does not intend to comment on or disclose developments regarding the process unless it deems further disclosure appropriate or required. Please see "Risk factors" in Item 1A.
Overview
Luby’s, Inc. operates as a multi-branded company in the restaurant industry and in the contract food services industry. The Company’s core brands include Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers® and Luby’s Culinary Contract Services.
The Company is headquartered in Houston, Texas with its corporate headquarters is located at 13111 Northwest Freeway, Suite 600, Houston, Texas 77040, telephone number (713) 329-6800. The Company website is www.lubysinc.com. The information on the Company website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.
As of November 24, 2020, the Company operated 84 restaurants located throughout the United States. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 84 restaurants, 47 are located on Company owned property and 32 are located on property leased. Four of our owned locations and one of our leased locations consist of a side-by-side Luby’s Cafeteria and Fuddruckers restaurant, to which we refer herein as a “Combo location.” The Combo location properties are included in both the Luby's Cafeterias count and the Fuddruckers Restaurants count but only one location for each Combo location is included in the total restaurant count.
Luby’s Cafeterias
Luby’s Cafeteria’s product offerings are home-style items priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety, and affordability. Luby’s has had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. All of our restaurants sell food-to-go orders and third party delivery orders which comprised approximately 26% of our Luby's Cafeteria restaurant sales in fiscal 2020.
Fuddruckers
Fuddruckers serves the World’s Greatest Hamburgers®. While Fuddruckers’ signature burgers and fries account for the majority of its restaurant sales, its menu also includes exotic burgers, such as buffalo and elk, chicken breast sandwiches, hot dogs, a variety of salads, chicken tenders, hand breaded onion rings, soft drinks, handmade milkshakes, and bakery items.
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
Culinary Contract Services
The Culinary Contract Services (“CCS”) segment consists of a business line servicing long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, sports stadiums, senior living facilities, government, and business and industry clients, primarily in Texas. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining.
For additional information regarding our business segments, please read Notes 1 and 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Real Estate
The Company owns the underlying land and buildings on 42 of our Luby’s Cafeteria and nine of our Fuddruckers restaurants. Additionally, the Company owns 18 locations that are non-operating at this time.
Other Assets and Liabilities
The Company also owns the Koo Koo Roo brand name and certain rights to the Cheeseburger in Paradise brand name.
The Company’s liabilities as of August 26, 2020 are disclosed in the consolidated financial statements included in Item 8. of this Annual Report. They primarily consist of various current liabilities (such as accounts payables, accrued expenses, current portion of long-term liabilities, and other current liabilities), long-term debt, non-current operating lease liabilities, and certain other liabilities.
Under the Plan, the Company intends to attempt to convert all of its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Company.
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
Employees
As of November 24, 2020, we had an active workforce of 3,074 employees consisting of restaurant management employees, non-management restaurant employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.
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
Risks Related to the Plan of Liquidation and the Liquidation
We may not be able to pay liquidating distributions to our stockholders at the times and in the amounts expected.
We cannot predict the timing or amount of any liquidating distributions, as uncertainties exist as to the value we may receive upon the sale of our assets pursuant to our monetization strategy, the net value of any remaining assets after such sales are completed, the ultimate amount of our expenses associated with implementing our monetization strategy, liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions. These and other factors make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to stockholders or the timing of any such distributions.

The amount of cash available to distribute to stockholders depends on our ability to successfully execute our monetization strategy and dispose of all or substantially all of our assets.
Our efforts to enhance stockholder value through our monetization strategy may not be successful, which would significantly reduce the cash available for distribution to stockholders. We cannot assure you that our efforts to enhance stockholder value through the conduct of our monetization strategy will succeed. There will be risks associated with any potential divestiture transaction, including whether we will attract potential acquirers for the Company’s businesses or its assets, and whether offers made by such potential acquirers, if any, will be at valuations that we deem reasonable. Moreover, we are not able to predict how long it will take to implement our monetization strategy, the delay of which may impact the timing of the dissolution. The timing and terms of any transaction in furtherance of our monetization strategy will depend on a variety of factors, many of which are beyond our control. A delay in, or failure to complete, any such transaction could have a material effect on our stock price and the amount of any potential distributions to stockholders.
In addition, our ability to successfully complete our monetization strategy could be materially negatively affected by economic conditions generally, including public health risks related to COVID-19. We are exploring and evaluating potential transactions, the success or timing of which may be impacted by the effects of the COVID-19 pandemic. In order to successfully monetize our assets, we must identify and complete one or more transactions with third parties. Our businesses and assets and the availability of potential buyers of our businesses and assets may be significantly impacted by public health issues or pandemics, including COVID-19. For example, the shutdown orders across the various jurisdictions in which we or our franchises operate and other effects of COVID-19 have resulted in, and may continue to cause, decreased demand, and consequently decreased revenues, from the operation of our businesses. The uncertain severity and impact of COVID-19 could result in reduced demand to purchase our businesses and assets by third parties or reduced values such parties may ascribe to our businesses and assets.
Even if we are able to identify potential transactions in furtherance of our monetization strategy, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of COVID-19 and its impact. If financing is unavailable to potential buyers of our businesses or assets, or if potential buyers are unwilling to engage in transactions due to the uncertainty in the market, our ability to complete such transactions would be significantly impaired.
Any negative impact on such third parties due to any of the foregoing events could cause costly delays and have a material adverse effect on our ability to return value to stockholders, including our ability to realize full value from a sale or other disposition of our businesses and assets as part of our monetization strategy. Any such negative impacts could also reduce the amount of cash we are able to distribute to stockholders.
Notwithstanding stockholder approval of the Plan of Liquidation, the Board may determine not to proceed with the dissolution or may amend or modify the Plan of Liquidation without further stockholder approval.
Notwithstanding stockholder approval of the Plan of Liquidation, the Board may determine, in the exercise of its fiduciary duties, not to proceed with the dissolution or to amend or modify the Plan of Liquidation to the extent permitted by Delaware law without the necessity of further stockholder approval. If the Board elects to pursue any alternative to the Plan of Liquidation, stockholders may not receive any of the funds that might otherwise be available for distribution to stockholders. Similarly, pursuant to our monetization strategy, the Board may ultimately determine that the sale of the whole Company is advisable and in the best interests of the Company and its stockholders. We cannot assure you that the sale of the whole Company will result in the same amount of distributable cash proceeds to stockholders compared to the dissolution. After the effective date of the filing of the certificate of dissolution, revocation of the dissolution would require stockholder approval under Delaware law.
If we fail to retain sufficient funds to pay the liabilities actually owed to our creditors, each stockholder receiving liquidating distributions could be liable for payment to our creditors for such stockholders pro rata share of any shortfall, up to the amount actually distributed to such stockholder in connection with the dissolution.
Under Delaware law, in the event we fail to retain sufficient funds to pay the expenses and liabilities actually owed to our creditors, each stockholder could be held liable for payment to our creditors for claims brought during the three-year period after the effective date, up to the lesser of (1) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (2) the amounts previously received by such stockholder in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder in the dissolution, and a stockholder could receive nothing from us under the Plan of Liquidation, but no stockholder will be liable for claims against the Company in excess of the amounts distributed to such stockholder. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.

Risks Related to our Business and Industry
We have incurred indebtedness under the CARES Act which may be subject to audit, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business or otherwise adversely affect our net assets and liabilities in liquidation.
On April 21, 2020, the Company entered into a promissory note with Texas Capital Bank, N.A ("TCB") that provides for a loan in the amount of $10.0 million (the “PPP Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. The PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. Amounts outstanding under the loan bear a fixed interest rate of 1.0% per annum with a maturity date of April 12, 2022, two years from the commencement date.
The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million. Should we be audited or reviewed by the U.S. Department of the Treasury or the SBA as a result of the PPP Loan or filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. If we were to be audited and receive an adverse outcome in such an audit, we could be required to return the full amount of the PPP Loan and may potentially be subject to civil and criminal fines and penalties. We may not have the resources to repay the PPP Loan if required to do so by the federal government.
On November 12, 2020, the Company submitted an application for forgiveness of the entire amount due on the loan. The Company cannot provide assurance that the principal and interest amounts under the PPP Loan will be forgiven. If all or substantially all of the PPP Loan is not forgiven or it is subsequently determined that it must be repaid, we may be required to use a substantial portion of our cash flows from operations or proceeds from the sale of our assets to pay interest and principal on the PPP Loan. Any such repayment of the PPP Loan will reduce the funds available to us for working capital and other corporate purposes and may limit our ability to obtain additional financing for working capital or divert funds that are otherwise necessary to run our business or that would otherwise be distributable to stockholders pursuant to the Plan of Liquidation. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely repayments on our indebtedness, or to fund our operations. Additionally, though we believe we are eligible for the PPP Loan under the PPP, our receipt of the PPP Loan could result in negative publicity, or expose us to liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the PPP Loan in the first instance.
General economic and business conditions as well as those specific to the restaurant industry may adversely affect our business and our net assets and liabilities in liquidation.
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control, such as the COVID-19 pandemic which affected the restaurant industry business conditions in the United States. These factors include consumer income, interest rates, inflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends, and other matters that influence consumer confidence and spending. The restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, and consumer spending patterns. Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. A deterioration in the global or local economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may reduce consumer confidence and affected consumers’ ability or desire to spend disposable income. This may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they dine out or to shift their spending to our competitors, any of which could result in lower revenues, increased costs, reduced traffic, or limits on pricing, any of which could have a material adverse effect on our business and our net assets and liabilities in liquidation.
Regional events can adversely affect our financial performance.
Many of our restaurants and franchises are located in Texas. Our business may be adversely affected by economic conditions in Texas or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a pronounced adverse effect on our overall revenues. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes, and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant or CCS location inoperable for a significant amount of time.
We face intense competition, and if we are unable to compete effectively or if customer preferences change, our business, financial performance and net assets and liabilities in liquidation may be adversely affected.
The restaurant industry is intensely competitive and is affected by changes in customer tastes and dietary habits and by national, regional and local economic conditions and demographic trends. New menu items, concepts, and trends are constantly emerging. Our Luby’s Cafeteria brand offer a large variety of entrées, side dishes and desserts and our continued success depends, in part, on the popularity of our cuisine and cafeteria-style dining. A change away from this cuisine or dining style could have a material adverse effect on our financial performance. Our Fuddruckers brand offers grilled-to-order burgers that feature always fresh and never frozen, 100% premium-cut beef with no fillers or additives and sesame-topped buns baked from scratch on-site throughout the day. While burgers are the signature, the engaging menu offers variety for many tastes with an array of sandwiches, and salads. Changing customer preferences, tastes and dietary habits can adversely affect our business and financial performance. We compete on quality, variety, value, service, concept, price, and location with well-established national and regional chains, as well as with locally owned and operated restaurants. We face significant competition from family-style restaurants, fast-casual restaurants, and buffets as well as fast food restaurants. In addition, we also face growing competition as a result of the trend toward convergence in grocery, delicatessen, and restaurant services, particularly in the supermarket industry, which offers “convenient meals” in the form of improved entrées and side dishes from the delicatessen section. Many of our competitors have significantly greater financial resources than we do. We also compete with other restaurants and retail establishments for restaurant sites and personnel. We anticipate that intense competition will continue. If we are unable to compete effectively, our business, financial performance, and net assets and liabilities in liquidation may be adversely affected.
Our ability to service our debt obligations is primarily dependent upon our future financial performance and asset sales.
 As of August 26, 2020, we had net assets (shareholders’ equity) of $74 million compared to:
•$56.6 million of long-term debt comprised of $36.6 million Term Loans, a $10.0 million Revolver and a $10.0 million PPP Loan, and
•$29.4 million minimum operating and capital lease commitments
Our ability to meet our debt service obligations depends on our ability to generate positive cash flows from operations and proceeds from assets sales.
If we are unable to service our debt obligations, we may have to:
•sell assets;
•restructure or refinance our debt; or
•sell equity securities.
Our debt, and the covenants contained in the instruments governing our debt, could:
•result in a reduction of our credit rating, which would make it more difficult for us to obtain additional financing on acceptable terms;
•require us to dedicate a substantial portion of our cash flows from operating activities to the repayment of our debt and the interest associated with our debt;
•limit our operating flexibility due to financial and other restrictive covenants, including restrictions on capital investments, debt levels, incurring additional debt and creating liens on our properties;
•place us at a competitive disadvantage compared with our competitors that have relatively less debt;
•expose us to interest rate risk because certain of our borrowings are at variable rates of interest; and
•make us more vulnerable to downturns in our business.
If we are unable to service our debt obligations, we may not be able to sell equity securities, sell additional assets, or restructure or refinance our debt. Our ability to generate sufficient cash flow from operating activities to pay the principal of and interest on our indebtedness is subject to market conditions and other factors which are beyond our control.
We may not be able to fully utilize our net operating losses ("NOLs").
As of August 26, 2020, we had approximately $9.9 million of deferred tax assets related to our NOL carryforwards. The Company anticipates utilizing a portion, if not all, of its NOLs in connection with the anticipated sales of the Company’s assets and businesses pursuant to the Plan of Liquidation. If the Company is unsuccessful in completing the anticipated sales of the Company’s assets or otherwise limited in its ability to use its NOLs, the Company may be unable to utilize a portion or all of its

NOLs and the net proceeds of the sales of our assets and businesses being available to distribute to shareholders may be less than anticipated.
The impact of inflation may adversely affect our financial performance.
The impact of inflation on food, labor and other aspects of our business can adversely affect our results of operations. Commodity inflation in food, beverages, and utilities can also impact our financial performance. Although we attempt to offset the effects of inflation through periodic menu price increases, cost controls, and incremental improvement in operating margins, we may not be able to completely eliminate such effects, which could adversely affect our financial performance and our net assets and liabilities in liquidation.
We face the risk of adverse publicity and litigation, which could have a material adverse effect on our business and financial performance.
We may from, time to time, be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby’s Cafeteria and Fuddruckers brands. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness, or other health concerns or operating issues stemming from one or a limited number of restaurants. Publicity resulting from these allegations may materially adversely affect our business and financial performance, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend, and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our business, financial performance and net assets and liabilities in liquidation.
We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.
We accept electronic payment cards for payment in our restaurants. During fiscal 2020, approximately 76% of our restaurant sales were attributable to credit and debit card transactions, and credit and debit card usage could continue to increase. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In addition, in 2018, we were the victim of a cyber attack by hackers who deployed a version of the SamSam ransomware that encrypted electronic files, locking us out of many of our point-of-sale and other systems. These hackers requested a “ransom” payment in exchange for restoring access to these encrypted files. Such attacks, while they did not provide the hackers with access to confidential customer and employee information, did adversely affect our profits due to our temporary inability to operate our restaurants and increased costs associated further protecting and restoring our computer systems. While we have taken preventative measures, no assurances can be provided that we will not be the subject of cyber attacks again in the future.
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

Labor shortages or increases in labor costs could adversely affect our business, financial performance and net assets and liabilities in liquidation.
Our successful implementation of our monetization plan depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including regional managers, restaurant general managers and chefs, in a manner consistent with our standards and expectations. Given the announced Plan of Liquidation, we have found it difficult to recruit and retain qualified individuals. If we are unable to recruit and retain sufficient qualified individuals, our operations and reputation could be adversely affected, which may adversely affect the value of our business and ability to realize the proceeds for the sale of our assets to allow us to distribute the proceeds to stockholders. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs. Our financial condition and announcement of our process of exploring strategic alternatives may result in difficulties in retaining and attracting qualified employees. Any increase in labor costs could adversely affect our results of operations.
The success of our business is highly dependent upon our key management personnel. The loss of the services of any key management personnel could have a material adverse effect upon our business. The process of exploring strategic alternatives may impair our ability to retain and motivate key management personnel.
If we are unable to anticipate and react to changes in food, utility and other costs, our results of operations could be materially adversely affected.
Many of the food and beverage products we purchase are affected by commodity pricing, and as such, are subject to price volatility caused by production problems, shortages, weather or other factors outside of our control. Our profitability depends, in part, on our successfully anticipating and reacting to changes in the prices of commodities. Therefore, we enter into purchase commitments with suppliers when we believe that it is advantageous for us to do so. If commodity prices were to increase, we may be forced to absorb the additional costs rather than transfer these increases to our customers in the form of menu price increases. Our success also depends, in part, on our ability to absorb increases in utility costs. Our operating results are affected by fluctuations in the price of utilities. Our inability to anticipate and respond effectively to an adverse change in any of these factors could have a material adverse effect on our financial performance.
Failure to collect account receivables could adversely affect our financial performance and net asset and liabilities in liquidation.
A portion of our accounts receivable is concentrated in our CCS operations among several customers. In addition, our franchises generate significant accounts receivables. Failure to collect from several of these accounts receivable could adversely affect our financial performance and net assets and liabilities in liquidation.
Our business is subject to seasonal fluctuations, and, as a result, our financial performance for any given quarter may not be indicative of the results that may be achieved for the full fiscal year.
Our business is subject to seasonal fluctuations. Historically, our highest earnings have occurred in the third quarter of the fiscal year, as our revenues in most of our restaurants have typically been higher during that period. Similarly, our financial performance for any single quarter will not necessarily be indicative of the results that may be achieved for a full fiscal year.
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
Risks Related to Governmental Laws and Regulations
Our business is subject to extensive federal, state and local laws and regulations.
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
We maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop-loss limits. We record expenses under the plan based on estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. Self-insurance costs are accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on information on historical claims experience provided by our third party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. In the event our cost estimates differ from actual costs, we could incur additional unplanned costs, which could adversely impact our financial performance and our net assets and liabilities in liquidation.
Workers’ compensation coverage is provided through “self-insurance” by LFR. We record expenses under the plan based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums, and expected trends. These estimates are then adjusted each year to reflect actual costs incurred. Actual costs under these plans are subject to variability that is dependent upon demographics and the actual costs of claims made. In the event our cost estimates differ from actual costs, we could incur additional unplanned costs, which could adversely impact our financial performance and our net assets and liabilities in liquidation.
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
Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations in some cases, and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the healthcare reform legislation on our business and the businesses of our franchisees over the coming years. Possible adverse effects of the healthcare reform legislation include reduced revenues, increased costs and exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. It is also possible that healthcare plans offered by other companies with which we compete for employees will make us less attractive to our current or potential employees. And in any event, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. In addition, financial performance and net assets and liabilities in liquidation could be materially adversely affected. Our franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.
An increase in the minimum wage and regulatory mandates could adversely affect our financial performance.
From time to time, the U.S. Congress and state legislatures have increased and will consider increases in the minimum wage. The restaurant industry is intensely competitive, and if the minimum wage is increased, we may not be able to transfer all of the resulting increases in operating costs to our customers in the form of price increases. In addition, because our business is labor intensive, shortages in the labor pool or other inflationary pressure could increase labor costs that could adversely affect our financial performance and net assets and liabilities in liquidation.
Risks Related to Franchises
Termination of franchise agreements may disrupt restaurant performance.
Our franchise agreements are subject to termination by us in the event of default by the franchisee after applicable cure periods. Upon the expiration of the initial term of a franchise agreement, the franchisee generally has an option to renew the franchise agreement for an additional term. There is no assurance that franchisees will meet the criteria for renewal or will desire or be able to renew their franchise agreements. If not renewed, a franchise agreement, and payments required there under, will terminate. We may be unable to find a new franchisee to replace a non-renewing franchisee. Furthermore, while we will be entitled to terminate franchise agreements following a default that is not cured within the applicable grace period, if any, the disruption to the performance of the restaurants could adversely affect our business and cash flows.
Franchisees may breach the terms of their franchise agreements in a manner that adversely affects the reputation of our brands.
Franchisees are required to conform to specified product quality standards and other requirements pursuant to their franchise agreements in order to protect our brands and to optimize restaurant performance. However, franchisees may receive through the supply chain or produce sub-standard food or beverage products, which may adversely impact the reputation of our brands. Franchisees may also breach the standards set forth in their respective franchise agreements. Any negative actions could have a corresponding material adverse effect on our business and cash flows.
General Risk Factors
The price of our common stock may experience volatility.
The market price of our common stock can be volatile as we execute the Plan of Liquidation, which may continue or become more severe if and when a transaction or business arrangement is announced or we announce that we are no longer exploring strategic alternatives.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of November 24, 2020, we operated 84 restaurants at 78 property locations. Five of the operating locations are Combo locations and are considered two restaurants. One leased property location has a Luby's Cafeteria and a Fuddruckers Restaurant in separate buildings. Luby’s Cafeterias have seating capacity for 250 to 300 customers at each location while Fuddruckers locations generally seat 125 to 200 customers.
We own the underlying land and buildings on which 42 of our Luby’s Cafeteria and nine of our Fuddruckers restaurants are located. Two of these restaurant properties contain excess building space or an extra building on the property which have seven tenants unaffiliated with Luby’s, Inc.
The following table summarizes our owned properties as of November 24, 2020:

Number of Properties

Operating Restaurants:
Luby's cafeterias	38
Fuddruckers restaurants	5
Combos	4
Total Operating Properties	47
Non-operating held for sale	18
Total	65

In addition to the owned locations, 18 Luby’s Cafeteria restaurants and 15 Fuddruckers restaurants are held under 32 leases as of November 24, 2020. One of the 32 leases includes two restaurants at one leased location: one Luby's Cafeteria and one Fuddruckers restaurant. The majority of the leases are fixed-dollar rentals, which require us to pay additional amounts related to property taxes, hazard insurance, and maintenance of common areas. Of the 32 restaurant leases, the current terms of eight expire in less than one year, 15 expire between one and five years, and nine expire thereafter. Additionally, 25 leases can be extended beyond their current terms at our option.
At November 24, 2020, we have leases on 11 restaurant properties where we have ceased operations. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company has ceased operations and has no foreseeable plans to occupy the spaces as a company restaurant in the future.
We also have two leased locations that have two third party tenants.
Our corporate office lease of approximately 26,000 square feet of office space runs through June 2022.

We also lease approximately 60,000 square feet of warehouse space for in-house repair, fabrication and storage in Houston, Texas and an executive suite in North Andover, Massachusetts, where we have additional legal personnel.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “LUB.” As of November 24, 2020, there were 1,912 holders of record of our common stock.
Equity Compensation Plans
Securities authorized under our equity compensation plans as of August 26, 2020, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	860,501	$4.07	1,884,983
Equity compensation plans not previously approved by security holders (1)	6,332	—	—
Total	866,833	$4.07	1,884,983
(1)  Represents the Luby’s, Inc. Nonemployee Director Phantom Stock Plan.
See Note 18. “Share-Based and Other Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.
Stock Performance Graph
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 6. Selected Financial Data
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 26, 2020 (“fiscal 2020”) and August 28, 2019, (“fiscal 2019”) included in Part II, Item 8 of this Form 10-K.
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

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(52 weeks)	(52 weeks)
	(In thousands)
Store level profit	$9,585	$27,885

Plus:
Sales from culinary contract services	26,747	31,888
Sales from franchise operations	3,634	6,690

Less:
Opening costs	14	56
Cost of culinary contract services	24,218	28,554
Cost of franchise operations	1,543	1,633
Depreciation and amortization	11,514	13,998
Selling, general and administrative expenses(1)	24,571	34,685
Other charges	3,401	3,764
Net provision for asset impairments and restaurant closings	10,193	5,603
Net gain on disposition of property and equipment	(11,557)	(12,832)
Interest income	(60)	(30)
Interest expense	6,388	5,977
Other income, net	(1,195)	(195)
Provision for income taxes	357	469
Loss from continuing operations	$(29,421)	$(15,219)

(1) Marketing and advertising expense included in Selling, general and administrative expenses was $3.4 million in fiscal 2020 and $3.9 million in fiscal 2019.
The following table shows our restaurant unit count as of August 26, 2020 and August 28, 2019.
Restaurant Counts:

	Fiscal 2020 Year Begin	Fiscal 2020 Openings	Fiscal 2020 Closings	Fiscal 2020 Year End
Luby’s Cafeterias(1)	79	—	(18)	61
Fuddruckers Restaurants(1)	44	—	(20)	24
Cheeseburger in Paradise	1	—	(1)	—
Total	124	—	(39)	85
  (1) Includes five restaurants that are part of Combo locations.

Overview
Description of the business
During the fiscal year ended August 26, 2020, we operated with five reportable operating segments: Luby's Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise, Fuddruckers Franchise Operations, and Culinary Contract Services. We generate revenues primarily by providing quality food to customers at our 61 Luby’s branded restaurants located mostly in Texas, 24 Fuddruckers restaurants located throughout the United States, and 71 Fuddruckers franchises located primarily in the United States. Included in the Luby's Cafeterias and Fuddruckers restaurants segment are five locations where we operate both a Luby's Cafeteria and a Fuddruckers restaurant. In addition to our restaurant business model, we also provide culinary contract services for organizations that offer on-site food service, such as healthcare facilities, colleges and universities, sports stadiums, businesses and institutions, as well as sales through retail grocery outlets.
Plan of Liquidation and Dissolution
At a special meeting of stockholders held on November 17, 2020, the Company's shareholders approved the Company’s Plan of Liquidation and Dissolution (the “Plan of Liquidation” or the “Plan”) that provides for the sale of the Company’s assets and distribution of the net proceeds to the Company’s stockholders, after which the Company will be dissolved.
The Plan of Liquidation outlines an orderly sale of the Company's businesses, operations, and real estate, and an orderly wind down of any remaining operations. The Company intends to attempt to convert all of its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution. The assets to be sold include operating divisions Luby’s Cafeterias, Fuddruckers, and the Company’s Culinary Contract Services business, as well as the Company’s real estate. The Company currently anticipates that its common stock will be delisted from the NYSE upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of the asset sales or three years, but the delisting of its common stock may occur sooner in accordance with applicable rules of the NYSE.
The Company cannot predict the timing or amount of any distributions to stockholders, as uncertainties exist as to the value it may receive upon the sale of assets pursuant to its monetization strategy, the net value of any remaining assets after such sales are completed, the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions and overall process.
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
Same-Store Sales
As a result of the COVID-19 pandemic, we do not believe that a comparison of year-to-year restaurant sales is meaningful, and therefore, same-store sales are not presented in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Fiscal 2020 (52 weeks) compared to Fiscal 2019 (52 weeks)
Sales

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Restaurant sales	$183,511	$284,513	(35.5)%
Culinary contract services	26,747	31,888	(16.1)%
Franchise revenue	3,634	6,690	(45.7)%
Vending revenue	130	379	(65.7)%
TOTAL SALES	$214,022	$323,470	(33.8)%

Total company sales decreased approximately $109.4 million, or 33.8%, in fiscal 2020 compared to fiscal 2019, consisting primarily of an approximate $101.0 million decrease in restaurant sales and an approximate $0.2 million decrease in vending revenue. Culinary contract services sales decreased by an approximate $5.1 million. Franchise revenue decreased $3.1 million.
In fiscal 2019 and fiscal 2020, we operated with five reportable operating segments: Luby's Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise, Fuddruckers Franchise Operations, and Culinary Contract Services.
Company-Owned Restaurants
Restaurant Sales

Restaurant Brands	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Luby’s cafeterias	$137,061	$194,615	(29.6)%
Combo locations	12,699	19,459	(34.7)%
Luby's cafeteria segment	$149,760	$214,074	(30.0)%
Fuddruckers restaurants segment	32,229	67,331	(52.1)%
Cheeseburger in Paradise segment	1,522	3,108	(51.0)%
Total Restaurant Sales	$183,511	$284,513	(35.5)%

Total restaurant sales decreased approximately $101.0 million in fiscal 2020 compared to fiscal 2019. The decrease in restaurant sales included an approximate $57.6 million decrease in sales at stand-alone Luby’s Cafeterias, an approximate $35.1 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $6.8 million decrease in sales from Combo locations, and an approximate $1.6 million decrease at sales from our Cheeseburger in Paradise restaurants.
•The approximate $57.6 million decrease in sales at stand-alone Luby’s includes the reduction of 23 operating restaurants accounting for $19.5 million lower sales. Sales at stores that did not close on a permanent basis decreased $38.1 million. The number of store days where restaurants were open declined 15.0% as stores were temporarily closed due to the pandemic. As of the last week of fiscal 2020, sales at operating stores decreased 18% compared to the same week of fiscal 2019.
•The approximate $35.1 million decrease in sales at stand-alone Fuddruckers restaurants reflects primarily the reduction of 36 operating restaurants accounting for a decrease of $25.5 million. The stores that did not close on a permanent basis accounted for a decrease of $9.6 million due to fewer operating days due to the pandemic. Store days at these locations declined 22.7% due to temporary closures from the pandemic. As of the last week of the fiscal 2020, sales at operating stores decreased 37% compared to the same week of fiscal 2019.
•The approximate $6.8 million decrease in sales from Combo locations reflects a decline of $0.8 million due to the permanent closure of one location. The remaining decline was due to a reduction in operating store days for the remaining locations of 29.3%.
•The approximate $1.6 million decrease in sales from our Cheeseburger in Paradise reflects the reduction of two operating restaurants as we have closed all remaining units as of August 26, 2020.

Cost of Food

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Cost of food:
Luby's cafeteria segment	$43,012	$60,801	$(17,789)
Fuddruckers restaurants segment	9,007	17,712	(8,705)
Cheeseburger in Paradise segment	486	966	(480)
Total Restaurants	$52,505	$79,479	$(26,974)

As a percentage of restaurant sales
Luby's cafeteria segment	28.7%	28.4%	0.3%
Fuddruckers restaurants segment	27.9%	26.3%	1.6%
Cheeseburger in Paradise segment	31.9%	31.1%	0.8%
Total Restaurants	28.6%	27.9%	0.7%

Cost of food, which is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $27.0 million, or 33.9%, in fiscal 2020 compared to fiscal 2019. Cost of food is variable and generally fluctuates with sales and guest traffic volume. As a percentage of restaurant sales, food costs increased 0.7% to 28.6% in fiscal 2020 compared to 27.9% in fiscal 2019. The Cost of food as percentage of sales was impacted in part by the write off of food inventories for stores closed due to the pandemic. For stores that are not permanently closed, as a result of the pandemic, we have tried to simplify the menu and reduce waste to reduce food cost as a percentage of sales.
The cost of food as a percentage of restaurant sales in the Luby's cafeteria segment increased 0.3% to 28.7% in fiscal 2020 compared to fiscal 2019 due in part to the reasons and initiatives stated above. The cost of food as a percentage of restaurant sales for the Fuddruckers restaurants segment increased 1.6% in fiscal 2020 compared to fiscal 2019. The cost of food as a percentage of restaurant sales for the Cheeseburger in Paradise segment increased 0.8% in fiscal 2020 compared to fiscal 2019.
Payroll and Related Costs

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Payroll and related Costs:
Luby's cafeteria segment	$56,405	$81,342	$(24,937)
Fuddruckers restaurants segment	12,820	25,938	(13,118)
Cheeseburger in Paradise segment	608	1,229	(621)
Total Restaurants	$69,833	$108,509	$(38,676)

As a percentage of restaurant sales
Luby's cafeteria segment	37.7%	38.0%	(0.3)%
Fuddruckers restaurants segment	39.8%	38.5%	1.3%
Cheeseburger in Paradise segment	39.9%	39.5%	0.4%
Total Restaurants	38.1%	38.1%	0.0%

Payroll and related costs includes restaurant-level hourly wages, including overtime pay, and pay while training, as well as management salaries and incentive payments. Payroll and related costs also include the payroll taxes, workers’ compensation expense, group health insurance costs, and 401(k) matching expense for all restaurant-level hourly and management employees.

Payroll and related costs decreased approximately $38.7 million, or 35.6%, in fiscal 2020 compared to fiscal 2019 due in part to operating 61 fewer restaurants accounting for $18.3 million in lower payroll and related costs (closure of 22 restaurants in fiscal 2019 and 39 restaurants in fiscal 2020). For stores that continue to operate, payroll and related expense decreased $20.4 million. The decrease in payroll and related expenses for stores that continue to operate primarily reflected a reduction in scheduled hours as a result of a decline in guest traffic. As a percentage of restaurant sales, payroll and related costs remained flat at 38.1% in fiscal 2020 compared to fiscal 2019, due primarily to a right-sizing of staff for reduced guest count during the pandemic.
Payroll and related costs as a percentage of restaurant sales in the Luby's cafeteria segment decreased 0.3% to 37.7% in fiscal 2020 compared to fiscal 2019. Payroll and related costs as a percentage of restaurant sales in the Fuddruckers restaurants segment increased 1.3% to 39.8% in fiscal 2020 compared to fiscal 2019. At the end of fiscal 2020, the average number of work hours scheduled and deployed for Fuddruckers restaurant operating was decreased 49% compared to the end of fiscal 2019. Cheeseburger in Paradise segment increased 0.4% to 39.9% in fiscal 2020 compared to fiscal 2019.
Other Operating Expenses

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Other operating expenses:
Luby's cafeteria segment	$29,370	$37,192	$(7,822)
Fuddruckers restaurants segment	6,769	12,829	(6,060)
Cheeseburger in Paradise segment	449	865	(416)
Total Restaurants	$36,588	$50,886	$(14,298)

As a percentage of restaurant sales
Luby's cafeteria segment	19.6%	17.4%	2.2%
Fuddruckers restaurants segment	21.0%	19.1%	1.9%
Cheeseburger in Paradise segment	29.5%	27.8%	1.7%
Total Restaurants	19.9%	17.9%	2.0%

Other operating expenses primarily include restaurant-related expenses for utilities, repairs and maintenance, advertising, insurance, and services. Other operating expenses decreased approximately $14.3 million, or 28.1%, in fiscal 2020 compared to fiscal 2019. Of the approximate $14.3 million decrease in total other operating expenses, approximately $8.6 million is attributed to store closures and approximately $5.7 million is attributed to stores that continue to operate after temporary closures and reduced operations due to the pandemic. The $5.7 million reduction in other operating expenses at stores that continue to operate is attributable to (1) an approximate $2.5 million reduction in restaurant supplies expense; (2) an approximate $2.4 million reduction in utilities expense; (3) an approximate $1.3 million reduction in repairs expense; partially offset by $0.5 million net increase in other charges primarily due to insurance recoveries in fiscal year 2019. As a percentage of restaurant sales, Other operating expenses increased 2.0% to 19.9% in fiscal 2020 compared to 17.9% in fiscal 2019. The 2.0% increase in Other operating expenses as a percentage of restaurant sales was due to the net expense items enumerated above and negative impact of closures from the pandemic.
Other operating expense as a percentage of restaurant sales in the Luby's cafeteria segment increased 2.2% to 19.6% in fiscal 2020 compared to fiscal 2019 primarily due to (1) increased cost for certain services provided to the cafeteria restaurants, including an increase in delivery fees related to increased usage of third-party delivery platforms and (2) an increase in utilities as a percentage of sales due in part to the requirement to maintain utilities at stores that are closed. Other operating expense as a percentage of restaurant sales in the Fuddruckers restaurants segment increased 1.9% to 21.0% in fiscal 2020 compared to fiscal 2019 primarily due to (1) increased cost for certain services provided to the cafeteria restaurants, including an increase in delivery fees related to increased usage of third-party delivery platforms and (2) an increase in utilities as a percent of sales due in part to the requirement to maintain utilities at stores that are closed. Other operating expense as a percentage of restaurant sales in the Cheeseburger in Paradise segment increased 1.7% to 29.5% in fiscal 2020 compared to fiscal 2019 due primarily to wind down operational costs for locations that closed, including utilities expense and certain restaurant service costs.

Occupancy Costs

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Occupancy costs:
Luby's cafeteria segment	$8,815	$9,315	$(500)
Fuddruckers restaurants segment	6,027	8,529	(2,502)
Cheeseburger in Paradise segment	288	289	(1)
Total Restaurants	$15,130	$18,133	$(3,003)

As a percentage of restaurant sales
Luby's cafeteria segment	5.9%	4.4%	1.5%
Fuddruckers restaurants segment	18.7%	12.7%	6.0%
Cheeseburger in Paradise segment	18.9%	9.3%	9.6%
Total Restaurants	8.2%	6.4%	1.8%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased $3.0 million in fiscal 2020 compared to fiscal 2019. The decrease was primarily due to a decrease in rent and property taxes associated with operating 61 fewer restaurants in fiscal 2020 compared to fiscal 2019 (closure of 22 restaurants in fiscal 2019 and closure of 39 restaurants in fiscal 2020). As a percentage of restaurant sales, occupancy costs increased 1.8%, to 8.2%, in fiscal 2020 compared to 6.4% in fiscal 2019 primarily as a result of store closures before the end of the lease. The company is actively negotiating settlements with landlords at locations that are not planned to be reopened. As of the end of fiscal 2020, the company had negotiated early terminations at 18 locations. A significantly higher percentage of our Fuddruckers restaurants are leased properties as compared to our Luby's cafeterias. As a result, our Fuddruckers restaurant segment's occupancy costs as a percentage of sales is higher than our Luby's cafeterias.
Fuddruckers Franchise Segment Profit

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Franchise revenue	$3,634	$6,690	(45.7)%
Cost of franchise operations	1,543	1,633	(5.5)%
Franchise operations segment profit	$2,091	$5,057	(58.7)%
Franchise profit as percent of Franchise revenue	57.5%	75.6%	(18.1)%

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

Franchise revenue decreased approximately $3.1 million, or 45.7%, in fiscal 2020 compared to fiscal 2019. The $3.1 million decrease in franchise revenue reflects (1) an approximate $2.4 million decrease in franchise royalties due to temporary or permanent closures from the pandemic and we waived royalty payments from the franchisees for two accounting periods (eight weeks) in the quarter ended June 3, 2020; (2) $0.5 million lower amortization of franchise fees due to closures; and (3) an approximate $0.2 million decline in marketing fees collected from the franchise network.
Cost of franchise operations decreased approximately $0.1 million, or 5.5%, in fiscal 2020 compared to fiscal 2019. The decrease was due primarily to (1) recording an expense in fiscal 2020 related to pooled advertising expenditures, and lower labor charges as most franchise support personnel were furloughed due the pandemic.
Franchise operations segment profit, defined as Franchise revenue less Cost of franchise operations, decreased approximately $3.0 million in in fiscal 2020 compared to fiscal 2019, due primarily to the $3.1 million decrease in franchise revenue partially offset by the $0.1 million decrease in franchise costs, both discussed above.
We ended fiscal 2020 with 71 Fuddruckers franchise restaurants.
Culinary Contract Services Segment Profit
Culinary Contract Services is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. Culinary Contract Services has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. Culinary Contract Services has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We operated 26 Culinary Contract Services locations at the end of fiscal 2020 and 31 at the end of fiscal 2019. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee as opposed to agreements where we retain all revenues and operating costs and we are exposed to the variability of the operating results of the location. The fixed fee agreements typically present lower financial risk to the company.

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Culinary contract services	$26,747	$31,888	(16.1)%
Cost of culinary contract services	24,218	28,554	(15.2)%
CCS segment profit	$2,529	$3,334	(24.1)%
Culinary contract profit as percent of Culinary contract services sales	9.5%	10.5%	(1.0)%

Culinary contract services revenue decreased $5.1 million, or 16.1%, in fiscal 2020 compared to fiscal 2019. The $5.1 million decrease in revenue was primarily due to closure or reduced operations at most culinary contract services units as a result of the pandemic.
Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating Culinary contract services sales. Cost of culinary contract services decreased approximately $4.3 million, or 15.2%, in fiscal 2020 compared to fiscal 2019 due primarily to a net decrease in culinary contract sales volume and by reductions of corporate overhead expenses required to support this business segment. CCS segment profit (defined as Culinary contract services revenue less Cost of culinary contract services) decreased in dollar terms by approximately $0.8 million and decreased as a percent of Culinary contract services revenue to 9.5% in fiscal 2020 from 10.5% in fiscal 2019, due primarily to the change in the mix of culinary contract service agreements with clients.

Opening Costs
Opening costs includes labor, supplies, occupancy, and other costs necessary to support the restaurant through its opening period. Opening costs were $14 thousand in fiscal 2020 compared to approximately $56 thousand in fiscal 2019. Opening costs of $14 thousand in fiscal 2020 included the carrying cost of land for one location where we previously intended to open a combo restaurant and one location that we lease where we previously intended to open a Fuddruckers restaurant.
Depreciation and Amortization

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Depreciation and amortization	$11,514	$13,998	(17.7)%
As a percentage of total sales	5.4%	4.3%	1.1%

Depreciation and amortization expense decreased $2.5 million in fiscal 2020 compared to fiscal 2019 due primarily to certain assets reaching the end of their depreciable lives and the removal of certain assets upon sale. As a percentage of total revenue, depreciation and amortization expense increased to 5.4% in fiscal 2020, compared to 4.3% in fiscal 2019.
Selling, General and Administrative Expenses

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
General and administrative expenses	$21,166	$30,763	(31.2)%
Marketing and advertising expenses	3,405	3,922	(13.2)%
Selling, general and administrative expenses	$24,571	$34,685	(29.2)%
As percent of total sales	11.5%	10.7%	0.8%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased by approximately $10.1 million, or 29.2%, in fiscal 2020 compared to fiscal 2019. The approximate $10.1 million decrease in Selling, general and administrative expenses include (1) an approximate $6.3 million decrease in salaries, benefits, and other compensation expenses; (2) an approximate $2.0 million reduction in outside services expense; (3) an approximate $0.7 million decrease related to lower travel expense; (4) an approximate $0.5 million decrease in marketing and advertising expense; (5) an approximate $0.5 million decrease in other expenses, including lower auto expense, bank fees and recruiting. As a percentage of total sales, Selling, general and administrative expenses were 11.5% in fiscal 2020 and 10.7% in fiscal 2019.

Other Charges
Other charges includes those expenses that we consider related to our restructuring efforts are not part of our recurring operations. We have identified these expenses amounting to approximately $3.4 million in fiscal 2020 and recorded in Other charges.

	Fiscal Year 2020 Ended	Fiscal Year 2019 Ended	Fiscal 2020 vs Fiscal 2019
($000s)	August 26, 2020	August 28, 2019	Higher/(Lower)
	(52 weeks)	(52 weeks)
Other Charges:
Proxy Communication Related	$—	$1,740	$(1,740)
Employee Severances	1,332	820	512
Restructuring Related	2,069	1,204	865
Total Other Charges	$3,401	$3,764	$(363)

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
In fiscal 2020, we separated with a number of employees as part of our efforts to streamline our corporate overhead costs and to support a reduced number of restaurants in operation. Employees who were separated from the company were paid severance based on the number of years of service and earnings with the organization, resulting in an approximate $1.3 million charge. In fiscal 2019, employee severance charges were $0.8 million.
Also, in fiscal 2020 and 2019, we engaged professional consulting firms to support the Special Committee of the Board of Directors, to evaluate initiatives to right-size corporate overhead costs and revenue enhancing measures, and to evaluate various other components of our strategy. We also incurred cost of other outside professionals to complete the transition of portions of our accounting, payroll, operational reporting, and other back-office functions to a leading multi-unit restaurant outsourcing firm. We incurred an expense of $2.1 million for these restructuring efforts in 2020 compared to $1.2 million in 2019.
Net Provision for Asset Impairments and Restaurant Closings
The $10.2 million provision for asset impairments and restaurant closings in fiscal 2020 is primarily related to the write-off of $5.4 million of right-of-use assets for 24 of our leased locations where we permanently ceased operations during the period, impairment losses of $4.8 million on 24 of our restaurant locations and $0.3 million on the remaining goodwill related to Cheeseburger in Paradise, $1.2 million for certain surplus equipment written down to fair value, as well as $1.8 million of store closing expenses. These losses were partially offset by a $3.3 million net gain on the termination of 17 leases for locations where we permanently ceased operations and negotiated buyouts of the leases. The $5.6 million provision from asset impairments and restaurant closings in fiscal 2019 is primarily related to assets impaired at nine property locations, impairment of goodwill that had been allocated to one property location, seven properties held for sale written down to their fair value, and a reserve for eight restaurant closings of $0.2 million.
Net Gain on Disposition of Property and Equipment
The $11.6 million net gain on disposition of property and equipment in fiscal 2020 is primarily related to $8.4 million gains on the sales of seven previously held for sale properties and $3.9 million gains on two previously held for use properties, partially offset by routine asset retirements. The approximate $12.8 million net gain on disposition of property and equipment in fiscal 2019 is primarily reflects (1) the sale and leaseback of two property locations where we operate a total of three restaurants, including a portion related to amortization of deferred gains; (2) sale of one undeveloped property that was previously held for sale; (3) partially offset by net lease termination costs at other locations as well as routine asset retirement activity.
Interest Income
Interest income was $60 thousand in fiscal 2020 compared to $30 thousand in fiscal 2019 due to higher net cash balances, including required restricted cash balances.

Interest Expense
Interest expense was approximately $6.4 million in fiscal 2020 compared to $6.0 million in fiscal 2019. The increase in interest expense reflects higher average debt balances, partially offset by lower interest rates in the credit agreement entered into on December 13, 2018, and higher amortization expense related to pre-paid interest and fees association with the credit agreement entered into on December 13, 2018, as well as acceleration of the expensing of deferred financing fees associated with our previous debt agreement. Interest paid in cash was $5.3 million in fiscal 2020 and $4.5 million in fiscal 2019.
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
Other income was approximately $1.2 million in fiscal 2020 compared to approximately $0.2 million in fiscal 2019. The approximate $1.2 million of income in fiscal 2020 is primarily net rental income, partially offset by sales tax discount expense and a reduction in the fair value of our interest rate swap in the first quarter fiscal 2019. The approximate $0.2 million of income in fiscal 2019 primarily reflects net rental income and an increase in the fair value of our interest rate swap, partially offset by gift card expenses (specifically the expense of discounting gift card sales).
Taxes
The income tax provision related to continuing operations for fiscal 2020 was approximately $0.4 million compared to an income tax provision of approximately $0.5 million for fiscal 2019. The income tax provision in fiscal 2020 reflects $0.3 million of current state income tax and $0.1 million of international withholding taxes. The income tax provision in fiscal 2019 reflects $0.4 million of current state income tax and $0.1 million of international withholding taxes.
The effective tax rate ("ETR") for continuing operations was a negative 1.2% for fiscal 2020 and a negative 3.2% for fiscal 2019. The ETR for fiscal 2020 differs from the federal statutory rate of 21% due to the change in the deferred tax valuation allowance, state income taxes and other discrete items. The ETR for fiscal 2019 differs from the federal statutory rate due to the change in the deferred tax valuation allowance, the federal jobs credits, state income taxes and other discrete items.
Discontinued Operations

	Fiscal Year Ended
($000s)	August 26, 2020	August 28, 2019
	(52 weeks)	(52 weeks)
Discontinued operating losses	$(29)	$(7)
Pretax loss	$(29)	$(7)
Income tax benefit (expense) from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(29)	$(7)

The loss from discontinued operations, net of income taxes was $29 thousand in fiscal 2020 compared to a loss of approximately $7 thousand in fiscal 2019. The loss of $29 thousand in fiscal 2020 primarily reflected net occupancy cost associated with assets that were related to discontinued operations. The loss of $7 thousand in fiscal 2019 included carrying costs (typically rent, property taxes, utilities, and maintenance) associated with assets that were related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
In fiscal 2020 and 2019 our primary sources of short-term and long-term liquidity were proceeds from asset sales, our 2018 and 2016 Credit Facilities and, in fiscal 2020, our PPP Loan. Cash and cash equivalents and restricted cash increased approximately $9.1 million from $12.8 million at the end of fiscal 2019 to $21.8 million at the end of fiscal 2020. We expect to continue to invest our available liquidity to reduce our debt, maintain our existing restaurants and infrastructure and provide working capital requirements as necessary. We plan to continue a level of capital and repair and maintenance expenditures to keep our restaurants attractive and operating efficiently. Based upon our level of past and projected capital requirements, we expect that proceeds from the sale of assets, cash on hand and cash flows from operations, will be sufficient to meet our capital expenditures and working capital requirements during the next twelve months.

As is common in the restaurant industry, we maintain relatively low levels of accounts receivable and inventories and our vendors grant trade credit for purchases such as food and supplies. However, higher levels of accounts receivable are typical in our CCS business segment and Fuddruckers franchise business segment.
The following table summarizes our cash flows from operating, investing and financing activities:

	Fiscal Year Ended
(000's)	August 26, 2020	August 28, 2019
	(52 weeks)	(52 weeks)
Total cash provided by (used in):
Operating activities	$(21,597)	$(13,130)
Investing activities	22,782	17,849
Financing activities	7,884	4,315
Increase in cash and cash equivalents	$9,069	$9,034

Operating Activities. Cash flow from operating activities decreased from a use of cash of $13.1 million in fiscal 2019 to a use of cash of $21.6 million in fiscal 2020. The $8.5 million decrease in operating cash flow was primarily due to $9.6 million more cash used in operations before changes in operating assets and liabilities, partially offset by $1.2 million less cash used in changes in operating assets and liabilities.
The $9.6 million higher cash used in operating activities before changes in operating assets and liabilities primarily reflects the effect of a larger net loss in fiscal 2020 as compared to fiscal 2019.
Investing Activities. Cash provided by investing activities was $22.8 million in fiscal 2020, an increase of $4.9 million compared to cash provided by investing activities of $17.8 million in fiscal 2019, primarily due to the proceeds from disposal of assets and property held for sale. We used cash to invest $2.1 million in the purchase of property and equipment in fiscal 2020, a decrease of $1.9 million from our investment of $4.0 million in fiscal 2020. Proceeds from disposal of assets and property held for sale was $24.9 million in fiscal 2020, an increase of $3.1 million from proceeds of $21.8 million in fiscal 2019. The purchases of property and equipment of $2.1 million in fiscal 2020 included $2.0 million for our Company-owned restaurants and $0.1 million in corporate related capital expenditures. The purchases of property and equipment of $4.0 million in fiscal 2019 included $3.7 million for our Company-owned restaurants, $0.3 million in corporate related capital expenditures.
Financing Activities. Cash provided by financing activities was $7.9 million in fiscal 2020, an increase of $3.6 million from cash provided by financing activities of $4.3 million in fiscal 2019.
The $7.9 million cash provided by financing activities in fiscal 2020 consisted of revolver borrowings of $4.7 million, term loan borrowings of $5.0 million and proceeds from our PPP Loan of $10.0 million, partially offset by repayments of our term loan of $11.8 million.
The $4.3 million cash provided by financing activities in fiscal 2019 was primarily the result of borrowing and repayment activity on our 2016 Credit Facility, as amended, through December 13, 2018 and our 2018 Credit Facility thereafter. Net cash provided by our 2018 term loan was $58.4 million and by our revolver borrowings was $42.3 million. Cash was used for revolver repayments of $57.0 million, for repayments of our 2016 term loan of $36.1 million and for debt issue costs of $3.3 million.
STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY
At August 26, 2020, we did not hold any long-term investments.
STATUS OF TRADE ACCOUNTS AND OTHER RECEIVABLES, NET
We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectability, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.
WORKING CAPITAL
At fiscal year-end 2020, current assets increased $3.8 million including an increase of $11.4 million in cash and a decrease in restricted cash of $2.4 million. Trade accounts and other receivables decreased $2.8 million, food and supply inventory decreased $1.8 million and prepaid expenses decreased $0.8 million. These decreases reflect the lower activity levels in all business segments at the end of fiscal 2020 compared to the end of fiscal 2019.
At fiscal year-end 2020, current liabilities decreased $2.7 million due primarily to a $4.9 million decrease in accrued expenses and other liabilities and a $1.7 million decrease in accounts payable, partially offset by an increase in operating lease liabilities current of $3.9 million. The decreases reflect the lower activity levels in all our reportable segments at the end of fiscal 2020 as compared to fiscal 2019. The increase in operating lease liabilities current includes $8.1 million related to the cumulative effect of adopting the new lease accounting standard as more fully described at Note 1 to the consolidated financial statements included in Item 8. of this Form 10-K.
CAPITAL EXPENDITURES
Capital expenditures for fiscal 2020 were approximately $2.1 million primarily related to recurring maintenance of our restaurant properties and information technology infrastructure. In fiscal 2021, we expect to invest up to $3.0 million for recurring maintenance for our restaurant properties, depending on the timing of the execution of our Plan of Liquidation. We expect to be able to fund all planned capital expenditures in fiscal 2021 using cash on hand, cash flows from operations and proceeds from the sale of assets.
DEBT
PPP Loan
On April 21, 2020, the Company entered into a promissory note with Texas Capital Bank, N.A ("TCB"), effective April 12, 2020, that provides for a loan in the amount of $10.0 million (the “PPP Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. The PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. Amounts outstanding under the loan bear a fixed interest rate of 1.0% per annum with a maturity date of April 12, 2022, two years from the commencement date.
On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for borrowers under the PPP. The new Act increased flexibility for businesses that were unable to operate as normal due to COVID-19 related restrictions. The new Act extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules, relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness, and extended the payment deferral period to the earlier of the date when the amount of loan forgiveness is determined by the SBA and lender or 10 months after the 24 week covered period ends. Initially, all payments were to be deferred for six months. Under the new Act, payments are deferred until the SBA remits any loan forgiveness amount to the lender, TCB in the case of the Company. Interest accrues over the entire period of the PPP Loan for the portion of the PPP that is not ultimately forgiven.
On November 12, 2020, the Company submitted an application for forgiveness of the entire amount due on the loan. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness the SBA will approve. As of August 26, 2020, we had $10.0 million outstanding under the PPP Loan and we were in full compliance with all covenants with respect to the PPP Loan. See Item 1A. Risk Factors of this Annual Report on Form 10-K.
2018 Credit Agreement
On December 13, 2018, the Company entered into a credit agreement (as amended by the First Amendment (as defined below), the “2018 Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million consisting of a $10.0 million revolving credit facility (the “2018 Revolver”), a $10.0 million delayed draw term loan (“2018 Delayed Draw Term Loan”), and a $60.0 million term loan (the “2018 Term Loan”, and together with the 2018 Revolver and the 2018 Delayed Draw Term Loan, the “2018 Credit Facility”). The 2018 Credit Facility terminates on, and all amounts owing thereunder must be repaid on December 13, 2023.
On July 31, 2019, the Company entered into the First Amendment to the 2018 Credit Agreement (the “First Amendment”) to extend the 2018 Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the 2018 Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the 2018 Credit Agreement and (b) September 13, 2020. On December 18, 2019, the Company entered into the Second Amendment to the 2018 Credit Agreement which did not change any terms of the agreement permanently. The amendment only decreased the amount of mandatory prepayment related to the sale of two properties in the quarter ended March 11, 2020. We entered into the Third Amendment to Credit Agreement, dated April 21, 2020 (the "Third Amendment"). The Third Amendment permitted us to incur indebtedness under the PPP Loan and terminated the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan. On August 21, 2020, the Company entered into Fourth Amendment to the 2018 Credit Agreement that decreased the amount of mandatory prepayments related to the sale of two properties in the quarter ended August 26, 2020. No other terms of the agreement were changed permanently by this amendment.

Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at August 26, 2020 of approximately $4.2 million is recorded in restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR was expected to terminate in December, 2021, however, for U.S. dollar LIBOR, it is now expected that the relevant date may be deferred to June 30, 2023. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The 2018 Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
As of August 26, 2020, we had no amounts due in the next 12 months under the 2018 Credit Facility due to principal repayments from proceeds on assert sales in excess of the required amounts.
The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.5% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2% fee during year three, and a 1% fee during year four. Mandatory prepayments, discussed below, are not subject to the make whole premium. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the 2018 Credit Facility.
Indebtedness under the 2018 Credit Facility is secured by a security interest in, among other things, all of the Company’s present and future personal property (other than certain excluded assets), all of the personal property of its guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the 2018 Credit Agreement) of the Company and its subsidiaries. Under the 2018 Credit Facility, 80% of net proceeds from asset sales, including real property sales, are applied as mandatory prepayments of our 2018 Term Loan.
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of August 26, 2020, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owed by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of August 26, 2020 we had approximately $46.6 million outstanding under the 2018 Credit Facility, approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized.
As of December 9, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.

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
Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $8 thousand and $19 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in fiscal 2020 and 2019, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.
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
For the fiscals years ended August 26, 2020 and August 28, 2019, affiliated rents incurred as a percentage of total Company cost was 0.52% and 0.57%, respectively. Rent payments under the two lease agreements described above were $411 thousand and $593 thousand in fiscal 2020 and 2019, respectively.

The following table compares current and prior two fiscal years charges incurred under the Amended and Restated Master Sales Agreement, affiliated property leases, and other related party agreements to our total capital expenditures, as well as relative Selling, general and administrative expenses, and other operating expenses included in continuing operations:

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(364 days)	(364 days)
	(In thousands, except percentages)
AFFILIATED COSTS INCURRED:
Selling, general and administrative expenses—professional and other costs	$—	$—
Capital expenditures—custom-fabricated and refurbished equipment	8	19
Other operating expenses, occupancy costs and opening costs, including property leases	411	593
Total	$419	$612
RELATIVE TOTAL COMPANY COSTS:
Selling, general and administrative expenses	$24,571	$34,179
Capital expenditures	2,120	3,987
Other operating expenses, occupancy costs and opening costs	51,732	68,710
Total	$78,423	$106,876
AFFILIATED COSTS INCURRED AS A PERCENTAGE OF RELATIVE TOTAL COMPANY COSTS	0.53%	0.57%

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
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax Net Operating Losses ("NOL") and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including the results of recent operations. In the third quarter of fiscal 2018, management concluded that a full valuation allowance on the Company's net deferred tax assets was necessary. As of August 26, 2020, the Company continues to maintain a full valuation allowance against the Company's net deferred tax asset balance.
The composition of the Company’s deferred tax assets, excluding the offsetting impact of the valuation allowance, includes income tax NOL’s and tax credits of approximately $22.0 million, comprised of approximately $9.9 million relating to income tax NOL’s and $12.1 million relating to tax credit carryover, which expire in varying amounts between fiscal 2022 through 2039, except for the portion of the tax NOL's that have an indefinite carryforward period. At this time, management is uncertain as to the realization of these deferred tax assets, which is otherwise dependent on numerous factors, including our ability to generate sufficient taxable income prospectively and, if necessary, gains on sale of owned property locations, prior to expiration of the tax NOL’s and tax credit carryovers.
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
However, as the result of the approval by our stockholders on November 17, 2020 of our Plan of Liquidation, the anticipated sales of the our assets, are anticipated to utilize some, or perhaps all, of our NOLs. There can be no assurance that we will be successful in those anticipated sales or that we will utilize some of all of our NOLs.
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
For assets held for use, we estimate future cash flows using assumptions based on possible outcomes of the areas analyzed. If the undiscounted future cash flows are less than the carrying value of our location’s assets, we record an impairment based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgments. Assumptions and estimates used include operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated is often lengthy, increasing the sensitivity to assumptions made. We estimate future cash flows over the remaining service life of the operating location, Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets can vary within a wide range of outcomes. We consider the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss is then based on the fair value of the asset as determined by discounted cash flows.

We operated 84 restaurants as of August 26, 2020 and periodically experience unanticipated changes in our assumptions and estimates. Those changes could have a significant impact on discounted cash flow models with a corresponding significant impact on the measurement of an impairment. Gains are not recognized until the assets are disposed.
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
Notwithstanding all of the above, on November 17, 2020, our stockholders approved our Plan of Liquidation and Dissolution. Effective on that date, we will adopt generally accepted accounting principles as applied to liquidation (“Liquidation Basis of Accounting”). We will present our consolidated financial statements under the Liquidation Basis of Accounting in our quarterly report for the first quarter of fiscal year 2021. Impairment under a going concern will not be presented, but expected realizable net assets values will be.
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
Notwithstanding the above, on November 17, 2020 our stockholders approved our Plan of Liquidation and Dissolution. Effective on that date, all of our properties are for sale. Also, effective that date, we will adopt the Liquidation Basis of Accounting and we will present our consolidated financial statements under the Liquidation Basis of Accounting in our quarterly report for the first quarter of fiscal year 2021, at which time all properties will presented at their expected net realizable values.
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
We maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits per third party insurance carriers. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. The liabilities for these claims are included as a component of accrued expenses and other liabilities on our consolidated balance sheets.

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

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of August 26, 2020 and August 28, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 26, 2020 and August 28, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Plan of liquidation and dissolution
As discussed in Note 2 to the consolidated financial statements, on November 17, 2020, the stockholders of the Company approved a plan of liquidation. Pursuant to the plan of liquidation, the Company expects to convert all of its assets into cash, pay or provide for its liabilities and expenses, distribute the remaining net proceeds to its stockholders and dissolve. Due to the approval of the plan of liquidation, the Company expects to change its basis of accounting to the liquidation basis of accounting effective November 17, 2020. The financial statements presented herein have been prepared under the going concern basis of accounting and do not include any adjustments that might result from the adoption of the liquidation basis of accounting.
Adoption of new accounting standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases on August 29, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases. The Company adopted the new lease standard using the optional transition method.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Houston, Texas
December 9, 2020

Luby’s, Inc.
Consolidated Balance Sheets

	August 26, 2020	August 28, 2019
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$15,069	$3,640
Restricted Cash and cash equivalents	6,756	9,116
Trade accounts and other receivables, net	6,092	8,852
Food and supply inventories	1,653	3,432
Prepaid and other assets	1,577	2,355
Total current assets	31,147	27,395
Property held for sale	11,249	16,488
Assets related to discontinued operations	1,715	1,813
Property and equipment, net	100,599	121,743
Intangible assets, net	15,343	16,781
Goodwill	195	514
Operating lease right-of-use assets	16,756	—
Other assets	399	1,266
Total assets	$177,403	$186,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,770	$8,465
Liabilities related to discontinued operations	17	14
Operating lease liabilities - current	3,903	—
Accrued expenses and other liabilities	19,569	24,475
Total current liabilities	30,259	32,954
Long-term debt, less current portion	54,118	45,439
Operating lease liabilities - non-current	17,797	—
Other liabilities	1,630	6,577
Total liabilities	103,804	84,970
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value;100,000,000 shares authorized; Shares issued were 31,125,470 and 30,478,972 and shares outstanding were 30,625,470 and 29,978,972 at August 26, 2020 and August 28, 2019, respectively;	9,960	9,753
Paid-in capital	35,655	34,870
Retained earnings	32,759	61,182
Less cost of treasury stock, 500,000 shares	(4,775)	(4,775)
Total shareholders’ equity	73,599	101,030
Total liabilities and shareholders’ equity	$177,403	$186,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations

	Year Ended
	August 26, 2020	August 28, 2019
	(In thousands, except per share data)
SALES:
Restaurant sales	$183,511	$284,513
Culinary contract services	26,747	31,888
Franchise revenue	3,634	6,690
Vending revenue	130	379
TOTAL SALES	214,022	323,470
COSTS AND EXPENSES:
Cost of food	52,505	79,479
Payroll and related costs	69,833	108,509
Other operating expenses	36,588	50,886
Occupancy costs	15,130	18,133
Opening costs	14	56
Cost of culinary contract services	24,218	28,554
Cost of franchise operations	1,543	1,633
Depreciation and amortization	11,514	13,998
Selling, general and administrative expenses	24,571	34,685
Other charges	3,401	3,764
Net provision for asset impairments and restaurant closings	10,193	5,603
Net gain on disposition of property and equipment	(11,557)	(12,832)
Total costs and expenses	237,953	332,468
LOSS FROM OPERATIONS	(23,931)	(8,998)
Interest income	60	30
Interest expense	(6,388)	(5,977)
Other income, net	1,195	195
Loss before income taxes and discontinued operations	(29,064)	(14,750)
Provision for income taxes	357	469
Loss from continuing operations	(29,421)	(15,219)
Loss from discontinued operations, net of income taxes	(29)	(7)
NET LOSS	$(29,450)	$(15,226)
Loss per share from continuing operations:
Basic	$(0.97)	$(0.51)
Assuming dilution	$(0.97)	$(0.51)
Loss per share from discontinued operations:
Basic	$0.00	$0.00
Assuming dilution	$0.00	$0.00
Net loss per share:
Basic	$(0.97)	$(0.51)
Assuming dilution	$(0.97)	$(0.51)
Weighted-average shares outstanding:
Basic	30,294	29,786
Assuming dilution	30,294	29,786

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at August 29, 2018	30,003	$9,602	(500)	$(4,775)	$33,872	$73,929	$112,628
Net loss for the year	—	—	—	—	—	(15,226)	(15,226)
Cumulative effect of accounting changes from the adoption of ASC Topic 606	—	—	—	—	—	2,479	2,479
Common stock issued under nonemployee director benefit plans	53	17	—	—	(17)	—	—
Common stock issued under employee benefit plans	93	30	—	—	(30)	—	—
Share-based compensation expense	329	104	—	—	1,045	—	1,149
Balance at August 28, 2019	30,478	$9,753	(500)	$(4,775)	$34,870	$61,182	$101,030
Net loss for the year	—	—	—	—	—	(29,450)	(29,450)
Cumulative effect of accounting changes from the adoption of ASC Topic 842	—	—	—	—	—	1,027	1,027
Common stock issued under nonemployee director benefit plans	64	20	—	—	(20)	—	—
Common stock issued under employee benefit plans	73	24	—	—	(66)	—	(42)
Share-based compensation expense	509	163	—	—	871	—	1,034
Balance at August 26, 2020	31,124	$9,960	(500)	$(4,775)	$35,655	$32,759	$73,599

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	August 26, 2020	August 28, 2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,450)	$(15,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Net provision for asset impairments and restaurant closings	10,193	5,603
Net gain on disposition of property and equipment	(11,557)	(12,832)
Depreciation and amortization	11,514	13,998
Amortization of debt issuance cost	1,212	1,317
Share-based compensation expense	1,034	1,140
Provision for doubtful accounts	1,624	196
Cash used in operating activities before changes in operating assets and liabilities	(15,430)	(5,804)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	1,206	(261)
Decrease in food and supply inventories	345	590
Decrease in prepaid expenses and other assets	651	1,657
Decrease in operating lease assets	5,054	—
Decrease in operating lease liabilities	(10,862)	—
Decrease in accounts payable, accrued expenses and other liabilities	(2,561)	(9,312)
Net cash used in operating activities	(21,597)	(13,130)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	24,902	21,836
Purchases of property and equipment	(2,120)	(3,987)
Net cash provided by investing activities	22,782	17,849
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	4,700	42,300
Revolver repayments	—	(57,000)
Debt issuance costs	—	(3,266)
Proceeds from term loan	5,000	58,400
Proceeds from PPP Loan	10,000	—
Term loan repayments	(11,816)	(36,107)
Tax paid on equity withheld	—	(12)
Net cash provided by financing activities	7,884	4,315
Net increase in cash and cash equivalents and restricted cash	9,069	9,034
Cash and cash equivalents and restricted cash at beginning of period	12,756	3,722
Cash and cash equivalents and restricted cash at end of period	$21,825	$12,756
Cash paid for:
Income taxes	$446	$470
Interest	$5,275	$4,452

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2020 and 2019

Note 1. Nature of Operations and Significant Accounting Policies

Nature of Operations
Luby’s, Inc. (the "Company", "we", "our", "us", or "Luby's") is based in Houston, Texas. As of August 26, 2020, we owned and operated 85 restaurants, with 78 in Texas and the remainder in other states. In addition, we have royalty arrangements with 71 Fuddruckers franchises as of August 26, 2020 located primarily throughout the United States. Culinary Contract Services consists of contract arrangements to manage food services for clients operating in primarily four lines of business: healthcare; senior living; business; and venues.
Reclassifications
Certain reclassifications were made to prior year consolidated financial statements.
On the consolidated statement of operations for the fiscal year ended August 28, 2019, we reclassified $506 thousand from Other charges to Selling, general and administrative expenses to correct an allocation error. The reclassification had no effect on Total costs and expenses or any other financial statement line item.
On the consolidated statement of cash flows for the fiscal year ended August 28, 2019, we reclassified $196 thousand to Provision for doubtful accounts from Decrease (increase) in trade accounts and other receivables to conform to current fiscal year presentation. The reclassification had no effect on Net cash used in operating activities.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Going Concern Basis and Liquidation Accounting
The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.
As further described at Note 2. Subsequent Events, on November 17, 2020 our shareholders approved the Plan of Liquidation ("Plan of Liquidation" or "Plan"). We have determined, as a result, that liquidation is imminent, as defined at ASC 205-30 Financial Statement Presentation, Liquidation Basis of Accounting. Accordingly, we will change our basis of accounting from the going concern basis to the liquidation basis effective November 17, 2020.
The liquidation basis of accounting differs significantly from the going concern basis presented in these consolidated financial statements, as summarized below.
The liquidation basis of accounting requires a statement of net assets in liquidation, a statement of changes in net assets in liquidation and all disclosures necessary to present relevant information about our expected resources in liquidation. The liquidation basis of accounting may only be applied prospectively from the day liquidation becomes imminent and the initial statement of changes in net assets in liquidation may present only changes in net assets that occurred during the period since that date.
Under the liquidation basis of accounting, assets are measured at the amount of their estimated cash proceeds or other consideration from liquidation and may include previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles.
The liquidation basis of accounting requires us to accrue and present separately, without discounting, the estimated disposal and other costs, including any costs associated with the sale or settlement of our assets and liabilities and the estimated operating income or loss that we reasonably expect to incur, including providing for federal income taxes during the remaining expected duration of the liquidation period. In addition, deferred tax assets, which include net operating losses and other tax credits may be realized partially or in full, subject to IRS limitations, to offset taxable income we expect to generate from the liquidation process.
Under the liquidation basis of accounting, we will recognize liabilities as they would have been under the going concern basis and they will not be reduced to expected settlement values prior to settlement.
Most of the line items on our consolidated balance sheet under the going concern basis of accounting will be adjusted under the liquidation basis of accounting, as described above.
The unaudited consolidated financial statements for the first quarter of fiscal 2021 will contain a summary of the adjustments made to our balance sheet accounts as of November 17, 2020 (under the going concern basis of accounting) to the initial Statement of Net Assets and Liabilities in Liquidation as of that same date.

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
Subsequent Events
Events subsequent to the Company’s fiscal year ended August 26, 2020 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements. See Note 2. Subsequent Events
Reportable Segments
Each restaurant is an operating segment because operating results and cash flow can be determined for each restaurant. We aggregate our operating segments into reportable segments by restaurant brand due to the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, similarity of store level profit margins and the nature of the regulatory environment are alike. For the fiscal years ended August 26, 2020 and August 28, 2019 we had five reportable segments: Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurants, Fuddruckers franchise operations, and Culinary Contract Services (“CCS”).
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents and restricted cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. Our bank account balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution. Amounts in transit from credit card companies are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.
Trade Accounts and Other Receivables, net
Receivables consist principally of amounts due from franchises, culinary contract service clients, catering customers and restaurant food sales to corporations. Receivables are recorded at the invoiced amount. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical loss experience for CCS clients, catering customers and restaurant sales to corporations and, for CCS receivables and franchise royalty and marketing and advertising receivables. We also consider the franchisees’ and CCS clients’ unsecured default status. We periodically review our allowance for doubtful accounts. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
Impairment of Long-Lived Assets
Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount. We evaluate impairments on a restaurant-by-restaurant basis and use cash flow results and other market conditions as indicators of impairment.
Debt Issuance Costs
Debt issuance costs include costs incurred in connection with the arrangement of long-term financing agreements. The debt issuance costs associated with our term loans are presented on our consolidated balance sheet as a direct deduction from long-term debt. The debt issuance costs associated with our revolving credit facility are included in other assets on our consolidated balance sheet. These costs are amortized using the effective interest method over the respective term of the debt to which they specifically relate.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, trade accounts and other receivables, accounts payable and accrued expenses approximates fair value based on the short-term nature of these accounts. The carrying value of credit facility debt also approximates fair value based on its recent renewal.
Self-Insurance Accrued Expenses
We self-insure a significant portion of expected losses under its workers’ compensation, employee injury and general liability programs. Accrued liabilities have been recorded based on estimates of the ultimate costs to settle incurred claims, both reported and not yet reported. These recorded estimated liabilities are based on judgments and independent actuarial estimates, which include the use of claim development factors based on loss history; economic conditions; the frequency or severity of claims and claim development patterns; and claim reserve management settlement practices.
We maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits per third party insurance carriers. We record expenses under the plan based on estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. Our self-insurance expense is accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience.
Revenue Recognition
See Note 6. Revenue Recognition.
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
Marketing and Advertising Expenses
Marketing and advertising costs are expensed as incurred. Total advertising expense included in other operating expenses and selling, general and administrative expense was $3.9 million and $4.0 million in fiscal 2020 and 2019, respectively.  We record advertising attributable to local store marketing and local community involvement efforts in other operating expenses and we record advertising attributable to our brand identity, our promotional offers, and our other marketing messages intended to drive guest awareness of our brands, in selling, general, and administrative expenses.  We believe this separation of our marketing and advertising costs assists with measurement of the profitability of individual restaurant locations by associating only the local store marketing efforts with the operations of each restaurant.
Marketing and advertising expense included in other operating expenses attributable to local store marketing was $0.5 million and $0.1 million in fiscal 2020 and 2019, respectively.
Marketing and advertising expense included in selling, general and administrative expense was $3.4 million and $3.9 million in fiscal 2020 and 2019, respectively.
Depreciation and Amortization
Property and equipment are recorded at cost. We depreciate the cost of equipment over its estimated useful life using the straight-line method. Leasehold improvements are amortized over the lesser of their estimated useful lives or the related lease terms. Depreciation of buildings is provided on a straight-line basis over the estimated useful lives.
Opening Costs
Opening costs are expenditures related to the opening of new restaurants through its opening periods, other than those for capital assets. Such costs are charged to expense when incurred.
Other Charges
Other charges includes those expenses that we consider related to our restructuring efforts that are not part of our recurring operations.

Other charges were comprised of::

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(in thousands)
OTHER CHARGES:
Proxy Communication Related	$—	$1,740
Employee Severances	1,332	820
Restructuring Related	2,069	1,204
Total Other Charges	$3,401	$3,764
Operating Leases
See Note 7. Leases.
Income Taxes
The estimated future income tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets when the Company determines, based on the weight of available evidence, that they are more likely to not be realized than realized. In the event the Company subsequently determines that it would be able to realize deferred income tax assets in excess of their net recorded amount, the Company would reduce the valuation allowance, which would reduce the provision for income taxes. During fiscal 2018, we concluded to increase the valuation allowance to reduce fully the Company’s net deferred tax asset balances, net of deferred tax liabilities, including through the fiscal year ended August 26, 2020. The Plan of Liquidation (see Note 2. Subsequent Events) may or may not impact this determination in future periods.
We make judgments regarding the interpretation of tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions as well as by the Internal Revenue Service (“IRS”). In management’s opinion, adequate provisions for income taxes have been made for all open tax years. The potential outcomes of examinations are regularly assessed in determining the adequacy of the provision for income taxes and income tax liabilities. We believe that adequate provisions have been made for reasonably possible outcomes related to uncertain tax matters.
Discontinued Operations
We will report the disposal of a component or a group of components of the Company in discontinued operations if the disposal of the components or group of components represents a strategic shift that has or will have a major effect on the Company’s operations and financial results.
Share-Based Compensation
Share-based compensation expense is estimated for equity awards at fair value at the grant date. The Company determines fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. The Company determines the fair value of stock option awards using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires various judgmental assumptions including the expected dividend yield, stock price volatility, and the expected life of the award. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future, from that recorded in the current period. The fair value of performance share based award liabilities are estimated based on a Monte Carlo simulation model. For further discussion, see Note 18. Share-Based and Other Compensation.
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
Upon adoption of ASC 842, we recorded operating lease liabilities of approximately $32.4 million based on the present value of the remaining lease payments using discount rates as of the effective date. The current portion of the operating lease liabilities recorded was approximately $8.1 million. In addition, we recorded operating lease right-of-use assets of approximately $27.2 million, calculated as the initial amount of the operating lease liability, adjusted for amounts reclassified from other lease related asset and liability accounts (such as prepaid rent, favorable and unfavorable lease intangibles and straight-line rent timing differences), in accordance with the new guidance, and impairment of certain right-of-use assets recognized as a charge to retained earnings as of the effective date.
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

The impact of adopting ASC 842 on effected lines of our opening consolidated balance sheet was as follows:

	Balance at August 28, 2019	ASC 842 Adjustment	Balance at August 29, 2019
	(In thousands)
ASSETS
Trade accounts and other receivables, net	$8,852	$70	$8,922
Prepaid expenses	2,355	(225)	2,130
Total Current Assets	27,395	(155)	27,240
Intangible assets, net	16,781	(190)	16,591
Operating lease right-of-use assets, net	—	27,191	27,191
Total Assets	$186,000	$26,846	$212,846
LIABILITIES
Operating lease liabilities-current	$—	$8,061	$8,061
Accrued expenses and other liabilities	24,475	(1,002)	23,473
Total Current Liabilities	32,954	7,059	40,013
Operating lease liabilities-non-current	—	24,360	24,360
Other liabilities	6,577	(5,600)	977
Total Liabilities	$84,970	$25,819	$110,789
SHAREHOLDERS’ EQUITY
Retained earnings	$61,182	$1,027	$62,209
Total Shareholders' Equity	101,030	1,027	102,057
Total Liabilities and Shareholders' Equity	$186,000	$26,846	$212,846

New Accounting Pronouncements - "to be Adopted"
There are no issued accounting pronouncements that we have yet to adopt that we believe would have a material effect on our financial statements.
Note 2. Subsequent Events
Plan of Liquidation
On November 17, 2020, the Company convened a special meeting of the stockholders. At this meeting, the stockholders approved the Company’s Plan of Liquidation that provides for the sale of the Company’s assets and distribution of the net proceeds to the Company’s stockholders, after which the Company will be dissolved. The Company’s stockholders also approved, (1) authority to reduce the size of the Board of Directors, (2) to permit action of stockholders by written consent, and (3) a ratification of the Company’s existing Rights Agreement, often referred to as a “poison pill.”
The Plan of Liquidation outlines an orderly sale of the Company's businesses, operations, and real estate, and an orderly wind down of any remaining operations. The Company intends to attempt to convert all of its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution. The assets to be sold include operating divisions Luby’s Cafeterias, Fuddruckers, and the Company’s Culinary Contract Services business, as well as the Company’s real estate. The Company currently anticipates that its common stock will be delisted from the NYSE upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or three years, but the delisting of its common stock may occur sooner in accordance with applicable rules of the NYSE.
The Company cannot predict with any precision the timing or amount of any distributions to stockholders, as uncertainties exist as to the value it may receive upon the sale of assets pursuant to its monetization strategy, the net value of any remaining assets after such sales are completed, the ultimate amount of expenses associated with implementing its monetization strategy, liabilities, operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process and the related timing to complete such transactions and overall process.
PPP Loan
On November 12, 2020, we submitted an application to Texas Capital Bank N.A. ("TCB") for full forgiveness of our PPP Loan (see Note 3. COVID-19 Pandemic and Note 15. Debt). Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness the SBA will approve.

Note 3. COVID-19 Pandemic
COVID-19 Pandemic
On March 13, 2020, President Donald Trump declared a national emergency in response to the novel coronavirus disease ("COVID-19") pandemic. On March 19, 2020, Governor Greg Abbott of Texas issued a public health disaster for the state of Texas to bring the entire state in line with CDC guidelines including, (1) closing of schools statewide, (2) ban on dine-in eating and gatherings of groups of more than 10 people, and (3) closing of gyms and bars. Governor Abbott followed with an essential services order on March 31, 2020, requiring anyone who is not considered an essential, critical infrastructure worker to stay home except for essential activity, essential businesses, essential government functions and critical care facilities. Most other states, including those states where we operate, issued similar orders. The governor of Texas began relaxing some restrictions on businesses operating in Texas beginning May 1, 2020, which permitted a gradual reopening of businesses, including restaurants, with modified operations.
The spread of COVID-19 has affected the United States economy, our operations and those of third parties on which we rely. Beginning on March 17, 2020, we began suspending on-premise dining at our restaurants and substantially all employees at those locations were placed on furlough. By March 31, 2020 we had suspended on-premise dining at all 118 of our company-owned restaurants and had suspended all operations at 50 of our Luby's Cafeteria's, 36 company-owned Fuddruckers restaurants and our one Cheeseburger in Paradise restaurant. The 28 Luby's Cafeteria's and three Fuddruckers restaurants that remained open were providing take-out, drive-through and curbside pickup, or delivery with reduced operating hours and on-site staff. In addition, more than 50 percent of our general and administrative staff were placed on furlough and salaries were temporarily reduced by 50 percent for the remaining general and administrative staff and other salaried employees, including all senior management. Furthermore, our franchise owners suspended operations or moved to limited food-to-go operations at their locations, reducing the number of franchise locations in operation to 37 by early April 2020 from 90 prior to the COVID-19 pandemic.
Beginning in May 2020, we began to gradually reopen the dining rooms with state-mandated limits on guest capacity at the 28 Luby's locations and three Fuddruckers locations that had been previously operating with food-to-go service only. We also began to reopen restaurants that were temporarily closed. As of June 3, 2020, there were 31 Luby's Cafeteria's and eight Fuddruckers restaurants operating and as of August 26, 2020 there were 60 Luby's Cafeteria's and 24 Fuddruckers restaurants operating, all of which had their dining rooms open at limited capacity. There were 59 franchise locations in operation as of June 3, 2020 and 64 operating as of August 26, 2020 .
We considered the disruptions to our operations and cash flows from the COVID-19 pandemic, beginning in the third quarter of this fiscal year, to be triggering events for purposes of testing our long-lived assets, as well as goodwill, for impairment. See "Note 16. Impairment of Long-Lived Assets, Discontinued Operations and Property Held for Sale."
The full extent and duration of the impact of the COVID-19 pandemic on our operations and financial performance is currently unknown, and depends on future developments that are uncertain and unpredictable, including the duration of the spread of the pandemic, its impact on capital and financial markets on a macro-scale and any new information that may emerge concerning the severity of the virus, its spread to other regions, the actions to contain the virus or treat its impact, and consumer attitudes and behaviors, among others. The COVID-19 pandemic has materially disrupted our operations and cash flows beginning in the third quarter of fiscal 2020 and has resulted in the recording of additional non-cash impairment charges related to our property and equipment and operating lease right-of-use assets related to our restaurants and goodwill.
Given the uncertainty regarding the spread of this virus and the timing of the economic recovery, the COVID-19 pandemic could continue to materially impact our results of operations and cash flows.
Payroll Protection Plan (PPP) Loan and Credit Facility Debt Modification
As more fully discussed at "Note 15. Debt", on April 12, 2020 we entered into a promissory note in the amount of $10.0 million (the "PPP Loan"). In conjunction with the entering into the PPP Loan, we amended our credit facility to permit us to incur indebtedness under the PPP Loan and to terminate the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan. On November 12, 2020, we applied for full forgiveness of our PPP Loan. See Note 2. Subsequent Events.
Note 4. Going Concern
We sustained a net loss of $15.2 million and cash flow from operations was a use of cash of $13.1 million for the fiscal year ended August 28, 2019. In the two quarters ended March 11, 2020 (a period prior to the COVID-19 pandemic), we sustained a net loss of $12.1 million and cash flow from operations was a use of cash of $5.9 million. For the full fiscal year ended August 26, 2020 we sustained a net loss of $29.5 million and our cash flow from operations was a use of cash of $21.6 million.

On March 13, 2020, shortly after the end of our second quarter, President Donald Trump declared a national emergency in response to the COVID-19 pandemic followed by Governor Greg Abbott of Texas issuing a public health disaster for the state of Texas on March 19, 2020. We took the necessary actions described in "Note 3. COVID-19 Pandemic" which further stressed the liquid financial resources of the Company. In the third quarter of fiscal year 2020, we borrowed the remaining $1.4 million available on our revolving line of credit with MSD Capital, borrowed $2.5 million on our Delayed Draw Term Loan, also with MSD Capital, and applied for and received a $10.0 million PPP Loan as described in "Note 3. COVID-19 Pandemic". As of the date of this filing, we have no undrawn borrowing capacity under our credit facility. Further, we do not believe that we are currently able to secure any additional debt financing.
On November 17, 2020, at a special meeting of the stockholders, the stockholders approved the Company’s plan of liquidation and dissolution "Plan of Liquidation" that provides for the sale of the Company’s assets and distribution of the net proceeds to the Company’s stockholders, after which the Company will be dissolved. See Note 2. Subsequent Events. The Company cannot predict with any precision the timing or amount of any distributions to stockholders under the Plan of Liquidation and as such, this shareholder-approved Plan could extend beyond 12 months. While the Company proceeds under this Plan, we believe we will be able to meet our obligations for the next 12 months when they come due through (1) cash flow from operating certain restaurants, (2) available cash balances, and (3) proceeds generated from real property sales as discussed below.
Since the onset of the COVID-19 Pandemic, we have reviewed and modified many aspects of our operating plan for our restaurants and corporate overhead. Our efforts are expected to partially mitigate the adverse impacts of the COVID-19 pandemic. Additionally, the sale of some assets will likely be necessary for the Company to generate cash to fund its operations. The Company has historically been able to successfully generate proceeds from property sales. Although the Company has been successful in these endeavors in the past, there are no assurances the Company will generate sufficient funds to meet all its obligations as they become due. The following conditions were considered in management’s evaluation of going concern and its efforts to mitigate that concern:
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
•Secured the PPP Loan which was necessary for funding continuing operations. The proceeds were used for qualifying expenses under the CARES Act. On November 12, 2020, we submitted an application to TCB for full forgiveness of our PPP Loan. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness the SBA will approve. See Note 2. Subsequent Events.
•During the fiscal year ended August 26, 2020 we received approximately $24.9 million proceeds from property sales, of which $11.8 million was used to pay down our Term Loan, including the minimum principal payments due in the next 12 months, and $13.1 million was used to fund operating expenses and provide liquidity.
We believe these plans are sufficient to overcome the substantial doubt as to whether we can meet our liquidity needs for the 12 months from the issuance of these financial statements.

Note 5. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	August 26, 2020	August 28, 2019
	(In thousands)
Cash and cash equivalents	$15,069	$3,640
Restricted cash and cash equivalents	6,756	9,116
Total cash and cash equivalents shown in the statement of cash flows	$21,825	$12,756
Amounts included in restricted cash represent amounts required to be set aside for (1) maximum amount of interest payable in the next 12 months under the 2018 Credit Agreement (see Note 15. Debt), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire in less than 12 months and (3) pre-funding of the credit limit under our corporate purchasing card program.
Note 6. Revenue Recognition
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
We typically use one of the following types of client contracts:
Fee-Based Contracts. Revenue from fee-based contracts is based on our costs incurred and invoiced to the client along with the agreed management fee, which may be calculated as a fixed dollar amount or a percentage of sales or other variable measure. Some fee-based contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. This potential incentive revenue is allocated entirely to the management services performance obligation. We recognize revenue from our management fee and payroll cost reimbursement over time as the services are performed. We recognize revenue from our food and third party purchases reimbursement at the point in time when the vendor delivers the goods or performs the services.
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
Contract Liabilities
Contract liabilities consist of (1) deferred revenue resulting from initial and renewal franchise fees and upfront area development fees paid by franchisees, which are generally recognized on a straight-line basis over the term of the underlying agreement, (2) liability for unused gift cards and (3) unamortized discount on gift cards sold to third party retailers. These contract liabilities are included in accrued expenses and other liabilities in our consolidated balance sheets.
The following table reflects the change in contract liabilities between the date of adoption (August 30, 2018) and August 26, 2020:

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 30, 2018	$2,707	$1,891
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,308)	(564)
Increase (decrease), net of amounts recognized as revenue during the period	1,481	(40)
Balance at August 28, 2019	$2,880	$1,287
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,011)	(128)
Increase, net of amounts recognized as revenue during the period	1,541	—
Balance at August 26, 2020	$3,410	$1,159

The following table illustrates the estimated revenues expected to be recognized in the future related to our deferred franchise fees that are unsatisfied (or partially unsatisfied) as of August 26, 2020 (in thousands):

Franchise Fees
(In thousands)
Fiscal 2021	$32
Fiscal 2022	32
Fiscal 2023	32
Fiscal 2024	32
Fiscal 2025	32
Thereafter	244
Total operating franchise restaurants	404
Franchise restaurants not yet opened(1)	755
Total	$1,159
(1) Amortization of the deferred franchise fees will begin when the restaurant commences operations and revenue will be recognized straight-line over the franchise term (which is typically 20 years). If the franchise agreement is terminated, the deferred franchise fee will be recognized in full in the period of termination.
Disaggregation of Total Revenues
For the fiscal year ended August 26, 2020, total sales of $214.0 million was comprised of revenue from performance obligations satisfied over time of $18.5 million and revenue from performance obligations satisfied at a point in time of $195.5 million. For the fiscal year ended August 28, 2019, total sales of $323.5 million was comprised of revenue from performance obligations satisfied over time of $23.0 million and revenue from performance obligations satisfied at a point in time of $300.5 million.
See Note 8. Reportable Segments for disaggregation of revenue by reportable segment.
Note 7. Leases
Lessee
We determine if a contract contains a lease at the inception date of the contract. Our material operating leases consist of restaurant locations and administrative facilities ("Property Leases"). U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the date on which the leased asset is available for our use (the “Commencement Date”) and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty (the "Reasonably Certain Lease Term"). Our lease agreements generally contain a primary term of five to 30 years with one or more options to renew or extend the lease generally from one to five years each. In addition to leases for our restaurant locations and administrative facilities, we also lease vehicles and administrative equipment under operating leases. As of August 26, 2020, we did not have any finance leases.
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
During the fiscal year ended August 26, 2020, we entered into six sale and leaseback transactions with unaffiliated third parties. The lease terms ranged between 9 months and 12 months and there are no renewal or purchase options at the end of the lease term. Gross sales proceeds were $19.3 million and we recognized $11.1 million net gain on disposition of property and equipment for the sales and leaseback transactions. We have elected the short-term lease recognition exemption for all of our leases that allows us to not recognize right-of-use assets and related liabilities for leases with an initial term of 12 months or less and that do not include an option to purchase the underlying asset that we are reasonably certain to exercise (see Note 1. Nature of Operations and Significant Accounting Policies). As such, no right-of-use assets or lease liabilities were added to our consolidated balance sheet as a result of the sale and short-term leaseback transactions.
Lessor
We occasionally lease or sublease certain restaurant properties to our franchisees or to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally similar to our lessee leases described above. Similar to our lessee accounting, we elected the lessor practical expedient that allows us to not separate non-lease components from lease components in regard to all property leases where we are the lessor. As of August 26, 2020, we did not have any sales-type or direct financing leases.
Supplemental balance sheet information related to our leases was as follows:

Operating Leases	Classification	August 26, 2020
		(In thousands)
Right-of-use assets	Operating lease right-of-use assets	$16,756
Current lease liabilities	Operating lease liabilities - current	$3,903
Non-current lease liabilities	Operating lease liabilities - non-current	17,797
Total lease liabilities		$21,700
Weighted-average lease terms and discount rates at August 26, 2020 were as follows:

Weighted-average remaining lease term	5.73 years

Weighted-average discount rate	9.57%

Components of lease expense were as follows:

52 Weeks Ended
August 26, 2020
(In thousands)
Operating lease expense	$7,700
Variable lease expense	933
Short-term lease expense	247
Sublease expense	412
Total lease expense	$9,292

Operating lease income is included in other income on our consolidated statements of operations and was comprised of:

52 Weeks Ended
August 26, 2020
(In thousands)
Operating lease income	$734
Sublease income	412
Variable lease income	136
Total lease income	$1,282

Supplemental disclosures of cash flow information related to leases were as follows:

52 Weeks Ended
August 26, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$9,958

Right-of-use assets obtained in exchange for lease liabilities	$1,868

Operating lease obligations maturities in accordance with Topic 842 as of August 26, 2020 were as follows:

(In thousands)
FY 2021	$5,804
FY 2022	4,357
FY 2023	4,782
FY 2024	3,136
FY 2025	4,021
Thereafter	7,324
Total lease payments	29,424
Less: imputed interest	(7,724)
Present value of operating lease obligations	$21,700

The operating lease obligation and rent expense tables above include amounts related to two leases with related parties, which are further described at "Note 19. Related Parties".
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

Note 8. Reportable Segments
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
The Luby’s segment includes the results of our company-owned Luby’s Cafeterias restaurants. The total number of Luby’s restaurants at the end of fiscal 2020 and 2019 were 61 and 79, respectively. Included in the count at the end of fiscal 2020 is five Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location.
The Fuddruckers segment includes the results of our company-owned Fuddruckers restaurants. The total number of Fuddruckers restaurants at the end of fiscal 2020 and 2019 were 24 and 44, respectively.
The Cheeseburger and Paradise segment includes the results of our Cheeseburger in Paradise restaurants. The total number of Cheeseburger in Paradise restaurants at the end of fiscal 2020 and 2019 were zero and one, respectively.
Culinary Contract Services
CCS, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of culinary contract services on our consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS contracts at the end of fiscal 2020 and 2019 were 26 and 31, respectively.
CCS began selling Luby's famous Fried Fish, Macaroni & Cheese and Chicken Tetrazzini in February 2017, December 2016, and May, 2019, respectively, in the freezer section of H-E-B stores, a Texas-born retailer. H-E-B stores now stock the family-sized versions of Luby's Classic Macaroni and Cheese, Chicken Tetrazzini, and Luby's Fried Fish. HEB also stocks single serve versions of these three items as well as Jalapeno Macaroni and Cheese.
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
The number of franchised restaurants at the end of fiscal 2020 and 2019 were 71 and 102, respectively.

Segment Table
The tables below present financial information as required by ASC 280 for segment reporting. ASC 280 requires depreciation and amortization be disclosed for each reportable segment, even if not used by the chief operating decision maker. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, restricted cash, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands)
Sales:
Luby's cafeterias	$149,691	$214,074
Fuddruckers restaurants(1)	32,428	67,710
Cheeseburger in Paradise restaurants	1,522	3,108
Culinary contract services	26,747	31,888
Fuddruckers franchise operations	3,634	6,690
Total	$214,022	$323,470
Segment level profit:
Luby's cafeterias	$12,087	$25,423
Fuddruckers restaurants	(2,196)	2,702
Cheeseburger in Paradise restaurants	(308)	(240)
Culinary contract services	2,529	3,334
Fuddruckers franchise operations	2,093	5,057
Total	$14,205	$36,276
Depreciation and amortization:
Luby's cafeterias	$7,598	$8,886
Fuddruckers restaurants	1,507	2,844
Cheeseburger in Paradise restaurants	77	117
Culinary contract services	34	82
Fuddruckers franchise operations	298	767
Corporate	2,000	1,302
Total	$11,514	$13,998
Total assets:
Luby's cafeterias	$90,349	$107,287
Fuddruckers restaurants (2)	26,502	25,725
Cheeseburger in Paradise restaurants (3)	164	829
Culinary contract services	4,744	6,703
Fuddruckers franchise operations (4)	8,973	10,034
Corporate	46,671	35,422
Total	$177,403	$186,000
(1) Includes vending revenue of $130 thousand and $379 thousand for the years ended August 26, 2020 and August 28, 2019, respectively.
(2) Includes Fuddruckers trade name intangible of $6.9 million and $7.5 million at August 26, 2020 and August 28, 2019, respectively.
(3) Includes Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles of $34 thousand and $46 thousand at August 26, 2020 and August 28, 2019, respectively.
(4) Fuddruckers franchise operations segment includes royalty intangibles of $8.4 million and $9.2 million at August 26, 2020 and August 28, 2019, respectively.

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands)
Capital expenditures:
Luby's cafeterias	$1,841	$3,195
Fuddruckers restaurants	148	513
Cheeseburger in Paradise restaurants	34	16
Fuddruckers franchise operations	9	—
Corporate	88	263
Total	$2,120	$3,987

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$14,205	$36,276
Opening costs	(14)	(56)
Depreciation and amortization	(11,514)	(13,998)
Selling, general and administrative expenses	(24,571)	(34,685)
Other charges	(3,401)	(3,764)
Net provision for asset impairments and restaurant closings	(10,193)	(5,603)
Net gain on disposition of property and equipment	11,557	12,832
Interest income	60	30
Interest expense	(6,388)	(5,977)
Other income, net	1,195	195
Total	$(29,064)	$(14,750)

Note 9. Fair Value Measurement
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
There were no recurring fair value measurements related to assets at August 26, 2020 or August 28, 2019. We terminated the interest rate swap in the first quarter of fiscal 2019 and received proceeds of approximately $0.3 million.
There were no recurring fair value measurements related to liabilities at August 26, 2020 or August 28, 2019.

Non-recurring fair value measurements related to impaired property and equipment consist of the following:

		Fair Value Measurement Using
	Fiscal Year Ended August 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (5)
Nonrecurring Fair Value Measurements	(In thousands)
Continuing Operations:
Property and equipment related to Company-owned restaurants(1)	$481	$—	$—	$481	$(4,831)
Goodwill(2)	—	—	—	—	(320)
Property held for sale(3)	3,362	—	—	3,362	(14)
Operating lease right-of-use assets(4)	272	—	—	272	(5,380)
Total Nonrecurring Fair Value Measurements	$4,115	$—	$—	$4,115	$(10,545)
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $5.3 million were written down to their fair value of $0.5 million, resulting in an impairment charge of $4.8 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of $0.3 million was written down to its implied fair value of zero resulting in an impairment charge of $0.3 million.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with carrying values of $3.4 million were written down to their fair value, less cost to sell, of $3.4 million, resulting in an impairment charge of $14 thousand.
(4) In accordance with Subtopic 360-10, operating lease right-of-use assets with a carrying value of $5.7 million were written down to their fair value of $0.3 million, resulting in an impairment charge of $5.4 million.
(5) Total impairments are included in provision for asset impairments and restaurant closings in the our consolidated statement of operations.

		Fair Value Measurement Using
	Fiscal Year Ended August 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(4)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations:
Property and equipment related to Company-owned restaurants(1)	$1,220	$—	$—	$1,220	$(5,627)
Goodwill(2)	514	—	—	514	(41)
Property held for sale(3)	8,030	—	—	8,030	(124)
Total Nonrecurring Fair Value Measurements	$9,764	$—	$—	$9,764	$(5,792)
(1) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying amount of $7.2 million were written down to their fair value of $1.2 million, resulting in an impairment charge of $5.6 million.
(2) In accordance with Subtopic 350-20, goodwill with a carrying amount of $0.6 million was written down to its implied fair value of $0.5 million, resulting in an impairment charge of $41 thousand.
(3) In accordance with Subtopic 360-10, long-lived assets held for sale with carrying values of $8.2 million were written down to their fair value, less costs to sell, of $8.0 million resulting in an impairment charge of approximately $0.1 million.
(4) Total impairments are included in Provision for asset impairments and restaurant closings in our consolidated statement of operations.

Note 10. Trade Receivables and Other
Trade and other receivables, net, consist of the following:

	August 26, 2020	August 28, 2019
	(In thousands)
Trade and other receivables	$4,037	$6,326
Franchise royalties and marketing and advertising receivables	957	1,040
Unbilled revenue	1,677	1,913
Allowance for doubtful accounts	(579)	(427)
Total Trade accounts and other receivables, net	$6,092	$8,852

CCS receivable balance at August 26, 2020 was $3.1 million, primarily the result of 28 contracts with balances of $0.1 million to $0.7 million per contract entity. These 28 contracts collectively represented 47% of the Company’s total accounts receivables. Contract payment terms for its CCS customers’ receivables are due within 30 to 45 days. Unbilled revenue, was $1.7 million at August 26, 2020 and $1.9 million at August 28, 2019. CCS contracts are billed on a calendar month end basis and represent the total balance of unbilled revenue.
The Company recorded receivables related to Fuddruckers franchise operations royalty and marketing and advertising payments from the franchisees, as required by their franchise agreements. Franchise royalty and marketing and advertising fund receivables balance at August 26, 2020 was $1.0 million. At August 26, 2020, the Company had 71 operating franchise restaurants with no significant concentration of accounts receivables.
The change in allowances for doubtful accounts for each of the years in the two-year periods ended as of the dates below is as follows:

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands)
Beginning balance	$427	$231
Provisions for doubtful accounts, net of reversals	1,624	196
Write-offs(1)	(1,472)	—
Ending balance	$579	$427

(1) The $1.5 million Balance Sheet write-off in fiscal 2020 is comprised of $0.3 million of CCS customer accounts, $0.4 million of receivables from franchisees and $0.8 million of other receivables (including $0.4 million of former tenant accounts) that were reserved in fiscal years 2018 through and including 2020.

Note 11. Income Taxes
The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 26, 2020	August 28, 2019
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$562	$395
Deferred compensation	162	193
Net operating losses	9,916	5,541
General business and foreign tax credits	12,105	12,529
Depreciation, amortization and impairments	3,125	8,561
Interest expense	1,886	—
Lease liabilities	4,731	—
Straight-line rent, dining cards, accruals, and other	1,413	2,594
Subtotal	33,900	29,813
Valuation allowance	(29,478)	(28,865)
Total deferred income tax assets	4,422	948
Deferred income tax liabilities:
Property taxes and other	769	948
Lease assets	3,653	—
Total deferred income tax liabilities	4,422	948
Net deferred income tax asset	$—	$—

At August 26, 2020, the Company considered the deferred tax assets not to be realizable and maintains a full valuation allowance against the Company’s net deferred tax asset balance. The most significant deferred tax asset prior to valuation allowance is the Company’s general business tax credits carryovers to future years of $12.1 million. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2039, if not utilized by then.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax net operating losses and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including amendment to our credit agreement(s) to avoid default and results of recent operations. In the third quarter of fiscal 2018, management concluded that a full valuation allowance on the Company's net deferred tax assets was necessary. As of August 26, 2020, the Company continues to maintain a full valuation allowance against the net deferred tax asset balance. The Plan of Liquidation (see Note 2. Subsequent Events) may or may not impact this determination in future periods.
An analysis of the provision for income taxes for continuing operations is as follows:

	August 26, 2020	August 28, 2019
	(In thousands)
Current federal and state income tax expense	$327	$418
Current foreign income tax expense	30	51
Provision for income taxes	$357	$469

Relative only to continuing operations, the reconciliation of the expense for income taxes to the expected income tax expense, computed using the statutory tax rate, was as follows:

	Fiscal Year Ended
	August 26, 2020		August 28, 2019
	Amount	%	Amount	%
	(in thousands, except percentages)
Income tax benefit from continuing operations at the federal rate	$(6,104)	21.0%	$(3,098)	21.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	—	—	89	(0.6)
Stock options and restricted stock	17	(0.1)	19	(0.1)
Other permanent differences	3	—	31	(0.2)
State income tax, net of federal benefit	189	(0.7)	273	(1.9)
General Business Tax Credits	—	—	(422)	2.9
Other	580	(1.9)	117	(0.8)
Change in valuation allowance	5,672	(19.5)	3,460	(23.5)
Provision for income taxes from continuing operations	$357	(1.2)%	$469	(3.2)%

For the fiscal year ended August 26, 2020, including both continuing and discontinued operations, the Company is estimated to report a federal taxable loss of $19.3 million. For the fiscal year ended August 28, 2019, including both continuing and discontinued operations, the Company generated federal taxable loss of $5.1 million.
Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdiction. The Company's U.S. federal income tax return remains open to examination for fiscal 2017 through fiscal 2019.
There were no payments of federal income taxes in fiscal 2020 or fiscal 2019. The Company has income tax filing requirements in over 30 states. State income tax payments were $0.4 million and $0.4 million in fiscal 2020 and 2019, respectively.
The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal 2019 and 2020 (in thousands):

Balance as of August 29, 2018	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 28, 2019	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 26, 2020	$25

The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. There is no interest associated with unrecognized benefits as of August 26, 2020. The Company has included interest or penalties related to income tax matters as part of income tax expense. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as of August 26, 2020.
Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements. Amounts considered probable of settlement within one year have been included in the accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Note 12. Property and Equipment, Intangible Assets and Goodwill
The cost, net of impairment, and accumulated depreciation of property and equipment at August 26, 2020 and August 28, 2019, together with the related estimated useful lives used in computing depreciation and amortization, were as follows:

	August 26, 2020	August 28, 2019	Estimated Useful Lives (years)
	(In thousands)
Land	$42,572	$45,845		—
Restaurant equipment and furnishings	60,685	67,015	3	to	15
Buildings	114,909	126,957	20	to	33
Leasehold and leasehold improvements	20,429	22,098		Lesser of lease term or estimated useful life
Office furniture and equipment	3,178	3,364	3	to	10
	241,773	265,279
Less accumulated depreciation and amortization	(141,174)	(143,536)
Property and equipment, net	$100,599	$121,743
Intangible assets, net	$15,343	$16,781	15	to	21
Goodwill	$195	$514

Depreciation expense for the fiscal years 2020 and 2019, was $10.1 million and $12.6 million, respectively.

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
The aggregate amortization expense related to intangible assets subject to amortization for fiscal 2020 and 2019 was $1.4 million and $1.4 million, respectively. The aggregate amortization expense related to intangible assets subject to amortization is expected to be $1.4 million in each of the next five successive years.

The following table presents intangible assets as of August 26, 2020 and August 28, 2019:

	August 26, 2020			August 28, 2019
	(In thousands)			(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Fuddruckers trade name and franchise agreements	$29,496	$(14,189)	$15,307	$29,486	$(12,752)	$16,734
Cheeseburger in Paradise trade name and license agreements	146	(110)	36	146	(99)	47
Intangible assets, net	$29,642	$(14,299)	$15,343	$29,632	$(12,851)	$16,781

Goodwill, net of accumulated impairments of $2.0 million and $1.7 million in fiscal 2020 and 2019, respectively, was $0.2 million as of August 26, 2020 and $0.5 million as of August 28, 2019. Goodwill has been allocated to and impairment is assessed at the reporting unit level, which is the individual restaurants within our Fuddruckers and Cheeseburger in Paradise restaurant segments that were acquired in fiscal 2010 and fiscal 2013, respectively. The net Goodwill balance at the end of fiscal 2020 is comprised of amounts assigned to one Cheeseburger in Paradise restaurants that were converted to Fuddruckers restaurants, and the goodwill from the Fuddruckers acquisition in 2010. The Company performs a goodwill impairment test annually as of the end of the second quarter of each year and more frequently when negative conditions or a triggering event arise. Management prepares valuations for each of its restaurants using a discounted cash flow analysis (Level 3 inputs) to determine the fair value of each reporting unit for comparison with the reporting unit’s carrying value in determining if there has been an impairment of goodwill at the reporting unit level. Due to the effects of the COVID-19 pandemic on our operations, we identified a triggering event in the third quarter of fiscal 2020. We performed an impairment test of goodwill and recorded an impairment loss related to our Cheeseburger in Paradise restaurants of $0.3 million.
The Company recorded goodwill impairment charges of $320 thousand and $41 thousand in fiscal 2020 and 2019, respectively.

Note 13. Current Accrued Expenses and Other Liabilities
The following table sets forth current accrued expenses and other liabilities as of August 26, 2020 and August 28, 2019:

	August 26, 2020	August 28, 2019
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$1,506	$4,318
Operating expenses	831	925
Unredeemed gift and dining cards	4,084	3,862
Taxes, other than income	7,265	9,056
Accrued claims and insurance	1,753	1,796
Income taxes, legal and other(1)	4,130	4,518
Total	$19,569	$24,475

(1) Income taxes, legal and other includes accrued lease termination costs. See Note 16 to our consolidated financial statements in this Form 10-K for further discussion of lease termination costs.

Note 14. Other Long-Term Liabilities
The following table sets forth other long-term liabilities as of August 26, 2020 and August 28, 2019:

	August 26, 2020	August 28, 2019
	(In thousands)
Workers’ compensation and general liability insurance reserve	$754	$736
Vehicle loans payable	30	73
Deferred rent and landlord reimbursement	774	1,726
Unfavorable lease and deferred straight line rent liability	—	1,984
Deferred compensation	24	80
Deferred gain on sale / leaseback transactions	—	1,969
Other	48	9
Total	$1,630	$6,577

Note 15. Debt

The following table summarizes credit facility debt, less current portion at August 26, 2020 and August 28, 2019 (in thousands):

	August 26, 2020	August 28, 2019
Long-Term Debt
2018 Credit Agreement - Revolver	$10,000	$5,300
2018 Credit Agreement - Term Loan	36,583	43,399
Total credit facility debt	46,583	48,699
2020 PPP Loan	10,000	—
Total Long-Term Debt	56,583	48,699
Less:
Unamortized debt issue costs	(1,410)	(1,887)
Unamortized debt discount	(1,055)	(1,373)
Total long-term debt, less unamortized debt issuance costs	54,118	45,439
Current portion of credit facility debt	—	—
Long-term debt, less current portion	$54,118	$45,439

PPP Loan
On April 21, 2020, the Company entered into a promissory note with TCB, effective April 12, 2020, that provides for a loan in the amount of $10.0 million (the “PPP Loan”) pursuant to the Payroll Protection Program (“PPP”), established under the CARES Act. The PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. Amounts outstanding under the loan bear a fixed interest rate of 1.0% per annum with a maturity date of April 12, 2022, two years from the commencement date.
On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for borrowers under the PPP. The new Act increased flexibility for businesses that were unable to operate as normal due to COVID-19 related restrictions. The new Act extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from 8 weeks under the original rules, relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness, and extended the payment deferral period to the earlier of the date when the amount of loan forgiveness is determined by the SBA and lender or 10 months after the 24 week covered period ends. Initially, all payments were to be deferred for six months. Under the new Act, payments are deferred until the SBA remits any loan forgiveness amount to the lender, TCB in the case of the Company. Interest accrues over the entire period of the PPP Loan for the portion of the PPP that is not ultimately forgiven.
On November 12, 2020, the Company submitted an application for forgiveness of the entire amount due on the loan. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness the SBA will approve. As of August 26, 2020, we had $10.0 million outstanding under the PPP Loan and we were in full compliance with all covenants with respect to the PPP Loan.
2018 Credit Agreement
On December 13, 2018, the Company entered into a credit agreement (as amended by the First Amendment (as defined below), the “2018 Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million consisting of a $10.0 million revolving credit facility (the “2018 Revolver”), a $10.0 million delayed draw term loan (“2018 Delayed Draw Term Loan”), and a $60.0 million term loan (the “2018 Term Loan”, and together with the 2018 Revolver and the 2018 Delayed Draw Term Loan, the “2018 Credit Facility”). The 2018 Credit Facility terminates on, and all amounts owing thereunder must be repaid on December 13, 2023.
On July 31, 2019, the Company entered into the First Amendment to the 2018 Credit Agreement (the “First Amendment”) to extend the 2018 Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the 2018 Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the 2018 Credit Agreement and (b) September 13, 2020. On December 18, 2019, the Company entered into the Second

Amendment to the 2018 Credit Agreement which did not change any terms of the agreement permanently. The amendment only decreased the amount of mandatory prepayment related to the sale of two properties in the quarter ended March 11, 2020. We entered into the Third Amendment to Credit Agreement, dated April 21, 2020 (the "Third Amendment"). The Third Amendment permitted us to incur indebtedness under the PPP Loan and terminated the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan. On August 21, 2020, the Company entered into Fourth Amendment to the 2018 Credit Agreement that decreased the amount of mandatory prepayments related to the sale of two properties in the quarter ended August, 26, 2020. No other terms of the agreement were changed permanently by this amendment.
Borrowings under the 2018 Revolver, 2018 Delayed Draw Term Loan, and 2018 Term Loan bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the 2018 Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at August 26, 2020 of approximately $4.2 million is recorded in restricted cash and cash equivalents on the Company's consolidated balance sheet. LIBOR is set to terminate in December, 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The 2018 Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
As of August 26, 2020 we had no amounts due within the next 12 months under the 2018 Credit Facility due to principal repayments from proceeds on asset sales in excess of the required amounts.
The Company also pays a quarterly commitment fee based on the unused portion of the 2018 Revolver and the 2018 Delayed Draw Term Loan at 0.5% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the 2018 Delayed Draw Term Loan and the 2018 Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2% fee during year three, and a 1% fee during year four. The mandatory prepayments, described below, are not subject to the make whole premium. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the 2018 Credit Facility.
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
The 2018 Credit Facility contains customary covenants and restrictions on the Company’s ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, the Company is required to maintain minimum Liquidity (as defined in the 2018 Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the 2018 Credit Agreement) of 2.50 to 1.00. As of August 26, 2020, the Company was in full compliance with all covenants with respect to the 2018 Credit Facility.
All amounts owing by the Company under the 2018 Credit Facility are guaranteed by the subsidiaries of the Company.
As of August 26, 2020, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $30 thousand in other indebtedness.
As of December 9, 2020, the Company was in compliance with all covenants under the terms of the 2018 Credit Agreement.
2016 Credit Agreement
On December 13, 2018, the 2016 Credit Agreement was terminated with all outstanding amounts paid in full.
Interest Expense
Total interest expense incurred for fiscal 2020 and 2019 was $6.4 million and $6.0 million, respectively. No interest expense was allocated to discontinued operations in fiscal 2020 or 2019. No interest was capitalized on properties in fiscal 2020 or 2019.

Note 16. Impairment of Long-Lived Assets, Store Closings, Discontinued Operations and Property Held for Sale
Impairment of Long-Lived Assets and Store Closings
We periodically evaluate long-lived assets held for use and held for sale whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. We analyze historical cash flows of operating locations and compare results of poorer performing locations to more profitable locations. We also analyze lease terms, condition of the assets and related need for capital expenditures or repairs, as well as construction activity and the economic and market conditions in the surrounding area.
We periodically evaluate our intangible assets, primarily the Fuddruckers trademarks and franchise agreements, to determine if events or changes in circumstances such as economic or market conditions indicate that the carrying amount of the assets may not be recoverable. We analyze historical cash flows of operating locations to determine trends that would indicate a need for impairment. We also analyze royalties and collectability from our franchisees to determine if there are trends that would indicate a need for impairment. Due to the effects of the COVID-19 pandemic on our operations, we identified a triggering event in the third quarter of fiscal 2020 and determined that no impairment provision was necessary.
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
The Company recognized the following impairment charges and gains on asset disposals to income from operations:

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands, except per share data)
Net provision for asset impairments and restaurant closings	$10,193	$5,603
Net gain on disposition of property and equipment	(11,557)	(12,832)

Total	$(1,364)	$(7,229)
Effect on EPS:
Basic	$0.05	$0.24
Assuming dilution	$0.05	$0.24

The $10.2 million provision for asset impairments and restaurant closings in fiscal 2020 is primarily related to the write off of $5.4 million of right-of-use assets for 24 of our leased locations where we permanently ceased operations during the period, impairment losses of $4.8 million on 24 of our restaurant locations and $0.3 million on the remaining goodwill related to Cheeseburger in Paradise, $1.2 million for certain surplus equipment written down to fair value, as well as $1.8 million of store closing expenses. These losses were partially offset by $3.3 million net gain on the termination of 17 leases for locations where we permanently ceased operations and negotiated buyouts of the leases. See Abandoned Lease Facilities - Liability for Store Closing section of this Note 16, below.
The $11.6 million net gain on disposition of property and equipment in fiscal 2020 is primarily related to $8.4 million gains on the sales of seven previously held for sale properties and $3.9 million gains on two previously held for use properties, partially offset by routine asset retirements.
The $12.8 million net gain on disposition of property and equipment in fiscal 2019 is primarily related to the $12.9 million gain on the sale of two properties, partially offset by asset retirements at three locations.
The $5.6 million provision from asset impairments and restaurant closings in fiscal 2019 is primarily related to assets impaired at nine property locations, goodwill at one property location, seven properties held for sale written down to their fair value, and a reserve for eight restaurant closings of $0.2 million.

Discontinued Operations
As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s Cafeterias to discontinued operations. As of August 26, 2020, one location remains held for sale.
The following table sets forth the assets and liabilities for all discontinued operations:

	August 26, 2020	August 28, 2019
	(In thousands)
Property and equipment	$1,715	$1,813
Assets related to discontinued operations—non-current	$1,715	$1,813
Accrued expenses and other liabilities	17	14
Liabilities related to discontinued operations—current	$17	$14

As of August 26, 2020, under both closure plans, the Company had one property classified as discontinued operations. The asset carrying value of the owned property was $1.7 million and is included in assets related to discontinued operations. The Company is actively marketing this property for sale.
The following table sets forth the sales and pretax losses reported for all discontinued locations in fiscal 2020 and fiscal 2019:

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands, except locations)
Sales	$—	$—

Pretax loss	$(29)	$(7)
Income tax benefit on discontinued operations	$—	$—
Loss on discontinued operations	$(29)	$(7)
Discontinued locations closed during the period	—	—

The following table summarizes discontinued operations for fiscal 2020 and 2019:

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands, except per share data)
Discontinued operating losses	$(29)	$(7)
Net loss	$(29)	$(7)
Income tax benefit (expense) from discontinued operations	—	—
Loss from discontinued operations, net of income taxes	$(29)	$(7)
Effect on EPS from discontinued operations—decrease—basic	$0.00	$0.00

Property Held for Sale
We periodically review long-lived assets against its plans to retain or ultimately dispose of properties. If we decide to dispose of a property, it will be reclassified to property held for sale and actively marketed. The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the property is determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like the Company’s. Gains are not recognized until the properties are sold.
Property held for sale includes unimproved land, closed restaurant properties and related equipment for locations not classified as discontinued operations. The specific assets are valued at the lower of net depreciable value or net realizable value. The Company actively markets all locations classified as property held for sale.
At August 26, 2020, the Company had 10 owned properties recorded at $11.2 million in property held for sale.

At August 28, 2019, the Company had 14 owned properties recorded at $16.5 million in property held for sale.
The pretax profit (loss) for the 10 held for sale locations was $(0.5) million and $0.2 million in fiscal 2020 and 2019, respectively.
The Company’s results of continuing operations will be affected to the extent proceeds from sales exceed or are less than net book value.
A roll forward of property held for sale for fiscal 2020, and 2019 is provided below (in thousands):

Balance as of August 29, 2018	$19,469
Disposals	(6,036)
Net transfers to property held for sale	3,055
Balance as of August 28, 2019	$16,488
Disposals	(9,590)
Net transfers to (from) property held for sale	4,351
Balance as of August 26, 2020	$11,249

Abandoned Leased Facilities - Liability for Store Closing
As of August 26, 2020 and August 28, 2019, we classified 18 and 11 leased restaurants locations as abandoned. During fiscal 2020 we abandoned an additional 24 leased restaurants and we settled and terminated 17 leased restaurants. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected.
The liability for our abandoned leases were as follows (in thousands):

	August 26, 2020	August 28, 2019
Short-term lease liability	$365	$—
Long-term lease liability	2,348	—
Accrued expenses and other liabilities	2,088	1,441
Total	$4,801	$1,441

Note 17. Commitments and Contingencies
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
Construction Activity
From time to time, the Company enters into non-cancelable contracts for the construction of its new restaurants or restaurant remodels. This construction activity exposes the Company to the risks inherent in this industry including but not limited to rising material prices, labor shortages, delays in getting required permits and inspections, adverse weather conditions, and injuries sustained by workers. The Company had no non-cancelable construction contracts as of August 26, 2020.

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
Note 18. Share-Based and Other Compensation
We have two active share-based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.
Of the aggregate 2.1 million shares approved for issuance under the Nonemployee Director Stock Plan, (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of February 9, 2018), 2.2 million options, restricted stock units and restricted stock awards were granted, 0.1 million options expired or were canceled and added back into the plan, since the plans inception. Approximately 49 thousand shares remain available for future issuance as of August 26, 2020. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for fiscal 2020 and 2019 was $0.8 million and $0.6 million, respectively.
Of the 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 7.4 million options and restricted stock units were granted, 5.2 million options and restricted stock units were canceled or expired and added back into the plan, since the plans inception in 2005. Approximately 1.8 million shares remain available for future issuance as of August 26, 2020. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for fiscal 2020 and 2019 was $0.3 million and $0.6 million, respectively.
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
Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal 2020 or 2019. No options to purchase shares remain outstanding under this plan, as of August 26, 2020.
Options granted under the Employee Stock Plan generally vest 50% on the first anniversary of grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted under the Employee Stock Plan in fiscal 2020 or 2019. Options to purchase 860,501 shares at options prices from $2.82 to $5.95 per share remain outstanding as of August 26, 2020.
The Company has segregated option awards into two homogeneous groups for the purpose of determining fair values for its options because of differences in option terms and historical exercise patterns among the plans. Valuation assumptions are determined separately for the two groups which represent, respectively, the Employee Stock Plan and the Nonemployee Director Stock Option Plan. The assumptions are as follows:
•The Company estimated volatility using its historical share price performance over the expected life of the option. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.
•The Company uses an estimate of expected lives for options granted during the period based on historical data.
•The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
•The expected dividend yield is based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.

A summary of the Company’s stock option activity for fiscal 2020 and 2019 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In Years)	(In thousands)
Outstanding at August 29, 2018	1,653,414	$4.10	6.4	$—
Forfeited / Cancelled	(178,700)	3.68	—	—
Expired	(87,302)	5.54	—	—
Outstanding at August 28, 2019	1,387,412	$4.06	5.7	$—
Forfeited / Cancelled	(366,911)	4.31	—	—
Expired	(160,000)	3.44	—	—
Outstanding at August 26, 2020	860,501	$4.07	5.0	$—
Exercisable at August 26, 2020	824,287	$4.12	4.9	$—

The intrinsic value for stock options is defined as the difference between the market value at August 26, 2020 and the grant price.
At August 26, 2020, there was $10 thousand of total unrecognized compensation cost related to unvested options that are expected to be recognized over a weighted-average period of 0.3 years.
No options were granted in fiscal 2019 and fiscal 2020. During fiscal 2019 and 2020, no options were exercised.
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
A summary of the Company’s restricted stock unit activity during fiscal years 2019 and 2020 and is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 29, 2018	517,291	$3.79	1.8
Granted	4,410	1.15	—
Vested	(153,757)	4.66	—
Forfeited	(93,935)	3.41	—
Unvested at August 28, 2019	274,009	$3.39	1.2
Granted	65,236	2.27	—
Vested	(152,139)	3.96	—
Forfeited	(13,298)	2.82	—
Unvested at August 26, 2020	173,808	$2.57	2.0

At August 26, 2020, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Performance Based Incentive Plan
For fiscal years 2015 - 2018, the Company approved a Total Shareholder Return ("TSR") Performance Based Incentive Plan (“Plan”). Each Plan’s award value varies from 0% to 200% of a base amount, as a result of the Company’s TSR performance in comparison to its peers over the respective measurement period. Each Plan’s vesting period is three years.
The Plans for fiscal years 2015 - 2017 provided for a right to receive an unspecified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over the three-year vesting period, for each plan year. The number of shares at the end of the three-year period was determined as the award value divided by the closing stock price on the last day of each fiscal year, accordingly. Each three-year measurement period is designated a plan year name based on year one of the measurement period. Since the plans provide for an indeterminate number of awards, the plans are accounted for as liability based plans. The liability valuation estimate for each plan year has been determined based on a Monte Carlo simulation model. Based on this estimate, management accrues expense ratably over the three-year service periods. A valuation estimate of the future liability associated with each fiscal year's performance award plan is performed periodically with adjustments made to the outstanding liability at each reporting period to properly state the outstanding liability for all plan years in the aggregate as of the respective balance sheet date.
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
The fair value of the 2017 TSR Performance Based Incentive Plan was zero at the end of the three-year measurement period and at August 26, 2020 no shares vested due to the relative ranking of the Company's stock performance.
The 2018 TSR Performance Based Incentive Plan provided for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The Fair Value of the 2018 Plan has been determined based on a Monte Carlo simulation model for the three-year period. The target number of shares for distribution at 100% of the plan was 373,294. The 2018 TSR Performance Based Incentive Plan was accounted for as an equity award since the Plan provides for a specified number of shares. The expense for this Plan year is amortized over the three-year period based on 100% target award.
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans in fiscal 2020 and 2019 was a credit to expense of $0.1 million, and $0.3 million, respectively, and is recorded in selling, general and administrative expenses on our consolidated statement of operations.
A summary of the Company’s restricted stock Performance Based Incentive Plan activity during fiscal 2020 is presented in the following table:

	Units	Weighted Average Fair Value
		(Per share)
Unvested at August 29,2018	373,294	$3.68
Forfeited	(106,851)	3.68
Unvested at August 28, 2019	266,443	$3.68
Forfeited	(266,443)	3.68
Unvested at August, 26, 2020	—	$—

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
Cash and Restricted Share Bonus Plan
On August 12 2020, the Board of Directors approved a bonus opportunity agreement by which five members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer are eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the "retention awards"). The retention awards are intended to retain certain key employees in their roles with the Company and to carry out the Plan of Dissolution. A portion of the retention awards is earned for each of the closing of the sale of (1) our CCS business line, (2) the Fuddruckers business line and (3) 30 or more of our Luby's Cafeterias (each being a "Triggering Event"). The cash bonus will be paid on the next payroll cycle following such Triggering Event. The restricted stock award will be considered earned as of such Triggering Event and shall vest on the 1st anniversary of the Triggering Event, unless the individual's employment with us is terminated prior to the restriction lapsing. The total cash bonus available to be earned is $0.2 million. The total number of restricted stock available to be earned is 127,000 shares. The grant date for the restricted stock award was August 25, 2020 and the grant date fair value was $139 thousand, based on the average share price of our common stock on the grant date of $1.095. The grant date fair value will be recognized as compensation expense over the one year period from the Triggering Event to the vest date.
Supplemental Executive Retirement Plan
The Company has an unfunded Supplemental Executive Retirement Plan (“SERP”). In 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. The net benefit recognized for the SERP for the years ended August 26, 2020 and August 28, 2019 was zero, and the unfunded accrued liability included in “Other Liabilities” on the Company’s consolidated Balance Sheets as of August 26, 2020 and August 28, 2019 was $24 thousand and $32 thousand, respectively.
Nonemployee Director Phantom Stock Plan
The Company has a Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”). Authorized shares under the Phantom Stock Plan were fully depleted in early fiscal 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 26, 2020, 6,332 phantom shares remained outstanding and unconverted under the Phantom Stock Plan.
401(k) Plan
The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. Through March 18, 2020, we matched 25% of participants’ contributions made to the plan up to 6% of their salary. We suspended Company matching March 19, 2020 in response to the effect of the COVID-19 Pandemic on our operations, as more fully described at Note 3. COVID-19 Pandemic. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the fiscal years ended August 26, 2020 and August 28, 2019 was $0.2 million and $0.3 million, respectively.
Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be an employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100%. The total amount of severance that would be paid as of August 26, 2020 is $1.0 million.

Note 19. Related Parties
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
Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $8 thousand and $19 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in fiscal 2020 and 2019, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.
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
For the fiscals years ended August 26, 2020 and August 28, 2019, affiliated rents incurred as a percentage of total Company cost was 0.52% and 0.57%, respectively. Rent payments under the two lease agreements described above were $411 thousand and $593 thousand in fiscal 2020 and 2019, respectively.
Key Management Personnel
The Company entered into a new employment agreement with Christopher Pappas on December 11, 2017. Under the employment agreement, the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renews for additional one year periods, unless terminated in accordance with its terms. Mr. Pappas continues to devote his primary time and business efforts to the Company while maintaining his role at Pappas Restaurants, Inc. The Employment Agreement was unanimously approved by the Compensation Committee (the “Committee”) of the Board as well as by the full Board. Effective August 1, 2018, the Company and Christopher J. Pappas agreed to reduce his fixed annual base salary to one dollar.
Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.
Note 20. Common Stock
At August 26, 2020, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.
Treasury Shares
In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 21. Earnings Per Share
A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	Fiscal Year Ended
	August 26, 2020	August 28, 2019
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(29,421)	$(15,219)
Net Loss	$(29,450)	$(15,226)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,294	29,786
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	30,294	29,786
Loss from continuing operations:
Basic	$(0.97)	$(0.51)
Assuming dilution (a)	$(0.97)	$(0.51)
Net loss per share:
Basic	$(0.97)	$(0.51)
Assuming dilution (a)	$(0.97)	$(0.51)
(a) Potentially dilutive shares, not included in the computation of net income per share because to do so would have been anti-dilutive, totaled 76,572 shares in fiscal 2020 and 63,000 shares in fiscal 2019. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 860,501 shares in fiscal 2020 and 1,387,000 shares in fiscal 2019.
Note 22. Shareholder Rights Plan
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
On February 11, 2019, the Board of Directors approved the first amendment to the shareholder rights plan extending the term of the plan to February 15, 2020. On February 14, 2020, the Board of Directors approved the second amendment to the shareholder rights plan extending the term of the plan to February 15, 2021. See Note 2. Subsequent Events.

Note 23. Quarterly Financial Information
The following tables summarize quarterly unaudited financial information for fiscal 2020 and 2019.

	Quarter Ended
	August 26, 2020	June 3, 2020	March 11, 2020	December 18, 2019
	(84 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$25,729	$13,832	$60,392	$83,558
Franchise revenue	576	193	1,158	1,707
Culinary contract services	5,012	4,963	6,998	9,774
Vending revenue	—	6	14	110
Total sales	$31,317	$18,994	$68,562	$95,149
Income (loss) from continuing operations	7,674	(24,972)	(3,796)	(8,327)
Loss from discontinued operations	(5)	(7)	(6)	(11)
Net income (loss)	$7,669	$(24,979)	$(3,802)	$(8,338)
Net income (loss) per share:
Basic	$0.25	$(0.82)	$(0.13)	$(0.28)
Assuming dilution	$0.25	$(0.82)	$(0.13)	$(0.28)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	27.7%	29.2%	28.8%	28.7%
Payroll and related costs	32.8%	39.7%	39.4%	38.5%
Other operating expenses	23.2%	41.7%	16.7%	17.7%
Occupancy costs	10.3%	26.7%	6.3%	6.0%
Results for the quarter ended August 26, 2020 includes:
(1) $4.3 million net gain in Provision for asset impairments and store closings is due to the termination of 17 leases for locations where we permanently ceased operations and negotiated buyouts of the leases.
(2) $8.7 million net gain on disposition of property and equipment, primarily due to the gain on the sale of five properties previously held for sale and one property previously held for use, partially offset by routine asset retirements.

	Quarter Ended
	August 28, 2019	June 5, 2019	March 13, 2019	December 19, 2018
	(84 days)	(84 days)	(84 days)	(112 days)
	(In thousands, except per share data)
Restaurant sales	$62,434	$65,611	$65,370	$91,098
Franchise revenue	1,563	1,482	1,421	2,224
Culinary contract services	7,278	7,571	7,543	9,496
Vending revenue	88	102	90	99
Total sales	$71,363	$74,766	74,424	$102,917
Income (loss) from continuing operations	(9,081)	(5,295)	6,640	(7,483)
Income (loss) from discontinued operations	12	(6)	(8)	(5)
Net income (loss)	$(9,069)	$(5,301)	$6,632	$(7,488)
Net income (loss) per share:
Basic	$(0.30)	$(0.18)	$0.22	$(0.25)
Assuming dilution	$(0.30)	$(0.18)	$0.22	$(0.25)
Costs and Expenses (as a percentage of restaurant sales)
Cost of food	28.5%	28.2%	27.8%	27.5%
Payroll and related costs	38.8%	38.1%	37.8%	37.9%
Other operating expenses	18.4%	17.5%	17.5%	18.1%
Occupancy costs	6.5%	6.1%	6.4%	6.4%

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no disagreements with our accountants on any accounting or financial disclosures.
Item 9A. Controls and Procedures
Evaluation of Disclosure Control and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 26, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 26, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of August 26, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended August 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS

GERALD W. BODZY, 69, is President of Bodzy Investment Partnership, Ltd. Mr. Bodzy has been a director of the Company since 2016 and is Chairman of the Board, Chair of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, a member of the Finance and Audit Committee and Co-Chair of the Special Committee. He is also a director of the Boys & Girls Club of Greater Houston, a national trustee of National Jewish Health, Denver, Colorado, where he has been a member of the investment committee since 2000, and a member of Phi Beta Kappa. From 2004 to 2020, Mr. Bodzy was President and owner of Showcase Custom Vinyl Windows and Doors. From 1990 to 2000, Mr. Bodzy was a Managing Director of Stephens, Inc. where he headed the investment banking firm’s Houston office. From 1979 to 1990, he was employed by Smith Barney, Inc. in New York (as Managing Director from 1986). From 1976 to 1990, he worked in the real estate group at General Crude Oil Company in Houston. Mr. Bodzy is a former director of Oshman’s Sporting Goods, Benchmark Electronics, and Republic Bankshares of Texas. He earned a B.A. Degree in Economics from the University of Texas in 1973 and a J.D. Degree from the University of Texas School of Law in 1976.
Qualifications, Experience, Key Attributes and Skills: Mr. Bodzy has over 40 years of experience in investment banking, investments, and business management, including 11 years at Smith Barney and 10 years at Stephens, Inc., in both firms culminating in service as Managing Director, representing clients in equity and debt offerings and mergers and acquisitions. Most recently, he has served 16 years at Showcase Custom Vinyl Windows and Doors as President and owner. Mr. Bodzy also has significant board experience from his service on boards of banks, retail, and manufacturing companies, where he has also served on audit, compensation, and nominating committees.

TWILA DAY, 58, is currently the Vice President and Chief Information Officer for Huntsman Corporation as of November 2018. As CIO, she is accountable for the global technology investments and operations, leading strategic planning, and ensuring compliance with the company covenants and regulatory controls including SOX, cyber security, and Global Data Protection Regulation (GDPR). Prior to Huntsman, from August 2013 until October 2018, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the Executive Technology Advisor Group for Alvarez and Marsal. While at Alvarez and Marsal, she advised companies in the national restaurant, energy, pharmaceutical, construction, and engineering/manufacturing sectors providing them with objective and independent advice on technology strategies, process improvement, IT initiatives, post-merger integration and security risk management. In 1992, Ms. Day began working for Sysco Corporation as a programmer/analyst and advanced through various Information Technology positions where she ultimately became Chief Information Officer in January 2006 and held that role through June 2013. While at Sysco, she focused on driving strategic change initiatives that intersected business transformation with information technology solutions. Ms. Day also served as a member of Sysco's enterprise risk management executive committee as the risk owner for data protection, cyber security, and information technology availability. Ms. Day graduated from Our Lady of Lake University in 1989 with a Bachelor of Arts degree in Business Management. Ms. Day serves as a member of the Finance and Audit Committee, the Compensation Committee and the Special Committee.

Qualifications, Experience, Key Attributes, and Skills: Ms. Day has more than 30 years of experience connecting Information Technology with the business. With her broad technology expertise, she has served as a trusted advisor to executives translating technology into "plain English" and helping them ensure their technology investments create value and competitive advantage.

JILL GRIFFIN, 65, has advised corporations, both domestically and abroad, on customer loyalty and leadership strategies as Principal of Austin-based, Jill Griffin Executive Learning since 1988. She is Forbes.com "Careers" columnist, a Fox News contributor and is a frequent guest on radio programs including Wharton Women @ Work. The author of six books, her latest is Follow These Leaders, a compilation of "Best Business and Life advice" from people from all walks of life. Ms. Griffin has been an Independent Director since 2003 and currently serves as Vice-Chair of the Board. She also serves as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. She began her career at RJR Tobacco company where she ultimately served as Senior Brand Manager of Winston, the corporations largest brand. Ms. Griffin is a magna cum laude graduate, Distinguished alumna recipient, and commencement speaker and past Trustee, of the University of South Carolina Moore School of Business from which she holds Bachelor of Science and MBA degrees. She has served on the Marketing faculty at the University of Texas where her books have been adopted as text books for MBA classes. Ms. Griffin is a member of the Advisory Board of the Austin Chapter of National Association of Corporate Board Directors, Advisory Board member of Broadway Bank, and past Chairwoman of Visit Austin.org.

Qualifications, Experience, Key Attributes, and Skills: Ms. Griffin has more than 35 years’ experience, has published six books, and is widely regarded as an expert on the topics of brand management, brand loyalty, and customer experience. Furthermore, she brings leadership and management experience from her distinguished career at RJR/Nabisco, culminating in Senior Brand Manager for the corporation’s largest brand, and her Austin-based, Jill Griffin Executive Learning, which she founded and operates.

FRANK MARKANTONIS, 72, is an attorney with over forty years of legal experience representing clients in the restaurant industry, with a concentration in real estate development, litigation defense, insurance procurement and coverage, immigration, and employment law. From 1992 until his retirement in 2020, he served as General Counsel of Pappas Restaurants, Inc., a Houston based restaurant group. He is a graduate of the University of Texas at Austin (1970) and the University of Houston Law Center (1973). Mr. Markantonis is admitted to practice in the following jurisdictions and before the following courts: The United States Supreme Court, District of Columbia Court of Appeals, United States Court of Appeals for the Fifth Circuit, The United States District Court for the Southern District of Texas, and the State of Texas. Mr. Markantonis is a member of the State Bar of Texas, District of Columbia Bar, and is a Fellow in the Houston Bar Foundation. He has been a director of the Company since January 2002.

Qualifications, Experience, Key Attributes, and Skills: Mr. Markantonis brings extensive state and federal legal experience from his more than 45 years as a practicing attorney representing clients in the restaurant industry. He has represented his clients in all areas of legal practice affecting the operations of restaurants and hospitality clients, including real estate development, litigation defense, insurance procurement and coverage, immigration and employment law, and business transactions.

JOE C. McKINNEY, 74, had been Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, since October 2002 until his retirement in March 2020. He formerly served as Chairman of the board of directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement in March 2002. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance. Mr. McKinney has been an independent director of the Company since January 2003 and is Chair of the Finance and Audit Committee, a member of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a member of the Special Committee. He is a former director of Broadway National Bank; Broadway Bancshares, Inc.; New York Liquidating LLC (NYRT); USAA Real Estate Company; US Industrial REIT I, II, and III; US Global Investors Funds; and Prodigy Communications Corporation.

Qualifications, Experience, Key Attributes, and Skills: Mr. McKinney has over 45 years of experience in banking, finance, and management from his distinguished career in banking, culminating in a tenure of over 14 years as Chairman of the Board and Chief Executive Officer of JPMorgan Chase Bank-San Antonio and 17.5 years as Vice-Chairman of Broadway National Bank. He further brings significant board experience from his service on over six boards of banks, investment funds, and corporations.

GASPER MIR, III, 74, since his retirement as a principal owner of the professional services firm MFR Group, Inc. (formerly known as MFR P.C.) ("MFR"), which he founded in 1988, Mr. Mir has served as an independent business consultant. From 2008 and until his retirement, he served as MFR's Chief Administrative Officer, and prior to that his work included financial audit and accounting services for clients in the retail industry. From January 2003 through January 2008, Mr. Mir took a leave of absence from MFR and served as Executive General Manager of Strategic Partnerships for the Houston Independent School District. From 1969 until 1987, he worked at KPMG LLP, an international accounting and professional services firm, serving as a partner of the firm from 1978 until 1987. Mr. Mir has been a director of the Company since January 2002 and is a member of the Nominating and Corporate Governance Committee, the Finance and Audit Committee, and the Special Committee. Mr. Mir is also a director of the Galveston-Houston Archdiocese Council of the Society of St. Vincent de Paul and the Houston A+ Challenge.

Qualifications, Experience, Key Attributes, and Skills: Mr. Mir has more than 46 years of experience in accounting, finance, and audit from his distinguished tenure at the accounting firms KPMG LLP and MFR. He is an active member of NACD and regularly participates in their professional development conferences. Additionally, Mr. Mir has experience in public relations, government, education, health care and community outreach from his board service on several community-based organizations.

JOHN MORLOCK, 65, was previously Chief Executive Officer of Hale and Hearty for eighteen months where he helped with the successful selling of the company in June of 2019. Prior to that, he served as the Chief Operating Officer of Sbarro, working with company stores as they were converting to a franchise system. From 2002 to 2015 he served as Chief Operating Officer of Potbelly Sandwich Works as they grew from 16 to 450 stores and was instrumental in its initial public offering in 2013. In 1993, Mr. Morlock became a co-owner of Boston Chicken where he served as Senior Vice President of Operations before going on to be its largest franchisee. Following the start of his career in 1977, Mr. Morlock has also held various positions with Steak and Ale restaurants, Grady's Goodtimes, the first and largest Blockbuster franchise, and Blockbuster corporate. Mr. Morlock has been an independent director of the Company since July 2019, Chair of the Compensation Committee, and a member of the Special Committee.

Qualifications, Experience, Key Attributes, and Skills: Mr. Morlock has over 40 years of restaurant and retail management experience and has been involved with companies both on the franchise and franchisee side. Further, he has been directly involved in both start-up and turnaround situations in the public and private sector, and he been a Chief Operating Officer of a public company as well as the served of 4 privately held board of directors.

CHRISTOPHER J. PAPPAS, 73, has been President and Chief Executive Officer and a director of the Company since March 2001. He also has been Chief Executive Officer of Pappas Restaurants, Inc. since 1980. Mr. Pappas graduated from the University of Texas with a Bachelor of Science in Mechanical Engineering. Mr. Pappas is also an advisory director of Amegy Bank N.A.; the University of Houston Conrad Hilton School of Hotel and Restaurant Management Dean’s Advisory Board; the Greater Houston Partnership Board; and a director emeritus of the National Restaurant Association.

Qualifications, Experience, Key Attributes, and Skills: Mr. Pappas has more than 42 years of experience in the restaurant industry. With his brother, Harris Pappas, he has founded and operated more than 90 restaurants during his successful career, including Pappadeaux Seafood Kitchen, Pappasitos Cantina, and Pappas Bros. Steakhouse. Additionally, Mr. Pappas has broad executive management and operational experience from his 36-year tenure as Chief Executive Officer of Pappas Restaurants, Inc. He also has extensive board and banking experience from his tenure as a board member in previous years and currently as an advisory board member Amegy Bank. Mr. Pappas is widely regarded as a restaurant industry expert.

RANDOLPH C. READ, 68, has served as an independent Director of our Company since August 2019 and currently serves as Co-Chairman of the Board’s Special Committee and a member of the Finance & Audit Committee and Nominating & Corporate Governance Committee. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009.

Mr. Read has served since November 2018 as an independent Manager/Director and Chairman of the Board of New York REIT Liquidating, LLC, a successor to New York REIT, Inc., a publicly traded real estate investment trust, where Mr. Read served as an independent Director from December 2014 to November 2018, including as Chairman of its Board of Directors from June 2015 to November 2018. Mr. Read has served since June 2018 as an independent Director of SandRidge Energy, Inc., a publicly traded energy company and serves on various committees thereto including as Chairman of their Audit Committee and Chairman of their Finance and Special Committee. Mr. Read has served since August 2020 as an independent director and Chairman of the Board of Enzon Pharmaceuticals, Inc., a publicly traded acquisition vehicle, as well as Chairman of its Finance and Audit Committee. Mr. Read served as an independent Director of Business Development Corporation of America from December 2014 to June 2018. Mr. Read also served as an independent Director of Business Development Corporation of America II from December 2014 until its liquidation and dissolution in December 2015. Mr. Read served as the Chairman of the Board of Directors of Healthcare Trust, Inc., a real estate investment trust, from February 2015 to October 2016.

Mr. Read has previously served as president and other senior positions of a variety of other companies and has previously served on a number of public and private company boards and advisory boards, including the Flying Food Group. In certain of these positions, various food service operations were involved, including at Wynn Resorts, the Dunes Casino and Resort, Greenspun Gaming, and Regent Air.

Mr. Read is admitted as a Certified Public Accountant and has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.

Qualifications, Experience, Key Attributes, and Skills: It is believed that Mr. Read’s significant business experience as a director and an executive officer of entities in a variety of industries, as well as capital markets, governance, and operations, in addition to his financial expertise and leadership qualities and roles, make him well qualified to serve as a member of the Board of Directors of Luby’s, Inc.

EXECUTIVE OFFICERS
Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until his successor is duly elected and qualified:

Name	Served as Officer Since	Positions with Luby's, Inc.	Age
Christopher J. Pappas	2001	President and CEO (since March 2001)	73

Benjamin T. Coutee	2007	Chief Operating Officer (since October 2018); Senior Vice President of Operations (2011 to 2018); Division Vice President, Culinary Services (2007 to 2011)	54

Steven Goodweather	2009	Chief Financial Officer and Treasurer (since April 2020); Vice President of Financial Planning & Analysis (October 2009 to April 2020); Director, Financial Planning & Analysis (October 2006 to October 2009)	51

Philip J. Rider	2019	Chief Accounting Officer and Controller (since April 2020): Vice President - Accounting and SEC Reporting (October 2019 to April 2020)	62

CORPORATE GOVERNANCE

Governance Highlights
The Company remains committed to maintaining sound corporate governance practices, including:
•a separate independent chairman and CEO;
•a large majority of independent directors;
•regular executive session meetings of non-management directors; and
•an ongoing Board refreshment initiative.
Committees of the Board
The Board currently maintains the following standing committees: Finance and Audit, Nominating and Corporate Governance and Compensation. In November 2019, the Board eliminated the Personnel and Administrative Policy and Executive Committees as standing committees of the Board and renamed the Executive Compensation Committee as the Compensation Committee (the "Standing Committee Restructuring"). The Board currently maintains a Board Special Committee comprised of independent directors with the purpose of establishing a strategic review process with the objective of maximizing shareholder value. All committees meet as necessary to fulfill their responsibilities. The Board has directed each committee to consider matters within its areas of responsibility and to make recommendations to the full Board for action on these matters.
Finance and Audit Committee
The Finance and Audit Committee is a standing audit committee established to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. Its primary functions are to monitor and evaluate corporate financial plans and performance and to assist the Board in monitoring: (1) the integrity of the financial statements of the Company; (2) the review of the Company's filings; (3) the Company’s compliance with legal and regulatory requirements; (4) the qualifications and independence of the Company’s independent registered public accounting firm; (5) the performance of the Company’s internal audit function and its independent registered public accounting firm; (6) the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures; and (7) the review of the Company's financial status and plans. Management is responsible for preparing the financial statements, and the independent registered public accounting firm is responsible for auditing those financial statements. The Finance and Audit Committee is also directly responsible for the appointment, compensation, retention, and oversight of the work of the Company’s independent registered public accounting firm and the preparation of the Finance and Audit Committee Report below. A copy of the current Finance and Audit Committee Charter adopted by the Board is available in print to any shareholder upon request and can be found on the Company’s website at www.lubysinc.com. All members of the Finance and Audit Committee are independent directors as described under “Director Independence” on page 92. The Finance and Audit Committee met ten times during the last fiscal year.
The Board determined that Joe McKinney, Gasper Mir, III, Gerald W. Bodzy, and Randolph C. Read are “audit committee financial experts” as defined in rules of the SEC adopted pursuant to the Sarbanes-Oxley Act of 2002 and each is “independent” as independence for audit committee members is defined in the corporate governance standards of the NYSE.
At least quarterly, members of the Finance and Audit Committee have the opportunity to meet privately with representatives of the Company’s independent registered public accounting firm and with the Company’s internal auditor.
As of August 26, 2020, the members of the Finance and Audit Committee were: Joe C. McKinney (Chair); Gerald W. Bodzy; Gasper Mir, III, Randolph C. Read, and Twila Day.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is a standing committee of the Board whose primary functions are: (1) to maintain oversight of the development, structure, performance, and evaluation of the Board; (2) to seek and recommend candidates to fill vacancies on the Board; (3) to review Board and committee performance; (4) to recommend appropriate Board action on renewal terms of service for incumbent members as their terms near completion; (5) to oversee the evaluation of management performance; and (6) to develop and periodically review the Company’s Corporate Governance Guidelines and recommend such changes as may be determined appropriate to the Board so as to reflect the responsibilities of the Board and the manner in which the enterprise should be governed in compliance with best practices. A copy of the current Nominating and Corporate Governance Committee Charter is available in print to any shareholder upon request and can be found on the Company’s website at www.lubysinc.com. All members of the Nominating and Corporate Governance Committee are independent directors as described below. The Nominating and Corporate Governance Committee met one time during the last fiscal year.
As of August 26, 2020, the members of the Nominating and Corporate Governance Committee were: Gerald W. Bodzy (Chair); Jill Griffin; Joe C. McKinney; Gasper Mir, III; and Randolph C. Read.
Compensation Committee
The Compensation Committee (formerly known as the Executive Compensation Committee) is a standing committee of the Board, consisting of independent directors, whose primary functions are: (1) to discharge the Board’s responsibilities relating to compensation of our Named Executive Officers; (2) to administer the Company's equity-based compensation plans; and (3) to communicate to shareholders the Company’s executive compensation policies and the reasoning behind such policies. The Compensation Committee may delegate its responsibilities to a subcommittee consisting of one or more of its members. The Compensation Committee Charter is available in print to any shareholder upon request and can be found on the Company’s website at www.lubysinc.com. All members of the Compensation Committee are independent directors as described under “Director Independence” on page 92. The Compensation Committee met five times during the last fiscal year.
For information concerning policies and procedures relating to the consideration and determination of executive compensation, including the role of the Compensation Committee, see “Executive Compensation” beginning on page 81.
As of August 26, 2020, the members of the Compensation Committee were: John Morlock (Chair); Gerald W. Bodzy; Twila Day; Jill Griffin; and Joe McKinney.
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
Code of Conduct and Ethics for All Directors, Officers, and Employees
The Board has adopted a Policy Guide on Standards of Conduct and Ethics, which is applicable to all directors, officers, and employees. The intent of the Policy Guide on Standards of Conduct and Ethics is to promote observance of fundamental principles of honesty, loyalty, fairness, and forthrightness and adherence to the letter and spirit of the law. Waivers of any part of the Policy Guide on Standards of Conduct and Ethics for any director or executive officer are permitted only by a vote of the Board or a designated Board committee that will ascertain whether a waiver is appropriate under all the circumstances. The Company intends to disclose any waivers of the Policy Guide on Standards of Conduct and Ethics granted to directors and executive officers in print to any shareholder upon request and will also disclose such waivers on the Company’s website at www.lubysinc.com.
Copies of the Policy Guide on Standards of Conduct and Ethics are available in print to shareholders upon request and can be found on the Company’s website at www.lubysinc.com.
Code of Ethics for the Chief Executive Officer and Senior Financial Officers
The Board has adopted Supplemental Standards of Conduct and Ethics that apply to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller, and all senior financial officers (“Senior Officers’ Code”). The Senior Officers’ Code is designed to deter wrongdoing and to promote, among other things:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;
•compliance with all securities laws and other laws, rules and regulations applicable to the Company and the operation of its business;
•the prompt internal reporting to an appropriate person or persons identified in the Senior Officers’ Code of violations of the Senior Officers’ Code; and
•accountability for adherence to the Senior Officers’ Code.
Waivers of the Senior Officers’ Code for the Chief Executive Officer, Chief Financial Officer, and Controller are permitted only by a vote of the Board or a designated Board committee that will ascertain whether a waiver is appropriate under all the circumstances. The Company intends to disclose any waivers of the Senior Officers’ Code granted to the Chief

Executive Officer, Chief Financial Officer, or Controller on the Company’s website at www.lubysinc.com and in print to any shareholder upon request.
Copies of the Senior Officers’ Code are available in print to shareholders upon request and can be found on the Company’s website at www.lubysinc.com.
Item 11. Executive Compensation
The Company’s executive compensation program is designed to enable the Company to execute its business objectives by attracting, retaining, and motivating the highest quality of management talent. The Compensation Committee administers the Company’s stock option, ownership, and any other equity-based compensation plans with respect to our Named Executive Officers.
Base salaries are typically reviewed annually or biannually by the Compensation Committee to evaluate continuing consistency within the industry and the Company’s level of performance during the previous fiscal year. Future adjustments to base salaries and salary ranges will be determined after considering the competitive market as well as individual performance.
In prior years, the Compensation Committee granted performance-based compensation awards, which included non-equity incentive compensation in the form of a cash payment based on the Company's overall performance, short-term equity incentive awards in the form of stock options and restricted stock, and long-term equity incentive awards in the form of a long-term incentive opportunity settled in Common Stock at the end of a three-year performance period based on the Company’s relative total shareholder return. The Compensation Committee maintains full discretion with regard to annual incentive compensation and may decide to award or withhold an incentive compensation award for an individual based upon overall Company or individual performance during the year. Due to the Company's fiscal 2019 and fiscal 2020 performance, the Compensation Committee did not grant performance-based compensation awards, including short-term or long-term equity incentive compensation, related to fiscal 2019 and fiscal 2020.
The Company’s executive compensation program does not include any pension benefits. None of our Named Executive Officers participate in any retirement or defined benefit plan maintained by the Company other than the Company's 401(k) retirement plan. The Company has no compensation agreements or benefits which provide for tax gross-ups. Further, executive officers do not receive perquisites or other personal benefits which exceed $10,000 in the aggregate for any executive officer in any fiscal year.
The Company is a party to an employment agreement with Mr. Pappas that provides for severance benefits in the event Mr. Pappas’ employment is terminated by the Company without "cause" (as defined in the employment agreement), or by Mr. Pappas for "good reason" (as defined in the employment agreement). Under such circumstances, the Company will pay Mr. Pappas his then-current base salary, as well as any benefits in effect at the time of termination, until the expiration of the initial or renewal term, as applicable, of the employment agreement.
Messrs. Coutee, Goodweather, Rider, and other specified senior level employees are party to severance agreements, under which each recipient will be eligible to receive a separation payment, based on a percentage of such recipient’s current annual base salary, if such recipient is terminated without Cause, resigns for Good Reason, or is not hired by a successor or buyer of the Company’s assets. The separation payment amount for the Company's named executive officers is calculated as follows: Benjamin T. Coutee—100% of Base Salary; Steven Goodweather—100% of Base Salary; and Philip Rider—83.3% of Base Salary.
    The Compensation Committee reviews the Company’s executive compensation program, including advising the Board on and approving the compensation to be paid to the Company’s executive officers. The Company annually provides shareholders with an advisory vote to approve the Company’s executive compensation as required under Section 14A of the Exchange Act. At the Company’s 2020 annual meeting of shareholders, the compensation of our Named Executive Officers was approved with an affirmative vote of approximately 86 percent of the votes cast on the proposal. The Compensation Committee evaluated the results of the 2020 advisory vote at its February 5, 2020 meeting. The Compensation Committee has spoken about the Company’s executive compensation program with shareholders representing a significant portion of the outstanding shares of the Company and also considered many other factors, including the Company’s performance for the prior fiscal year and each executive’s contribution to the Company’s performance. The Compensation Committee did not make any changes to the Company’s executive compensation program and policies during fiscal 2020 as a result of the 2020 advisory vote on the compensation of our Named Executive Officers.
Bonus Opportunity Agreement
    On August 12, 2020, the Board of Directors approved, upon the recommendation of the Compensation Committee, a bonus opportunity agreement, pursuant to which certain executive officers, including Messrs. Coutee, Goodweather, and Rider, and other specified senior level employees will receive separation payments upon the occurrence of certain events and will be eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the “retention awards”). The retention awards are designed to retain certain key employees in their roles with the Company and to carry out the Plan of Liquidation. The restricted stock award bonus portion of the retention awards, granted pursuant to the Luby’s Incentive Stock Plan, was issued upon entering into the bonus opportunity agreement and is subject to vesting and a one-third of the total being earned upon the occurrence of the contemplated sales of each of: (1) the Company's Fuddruckers brand, (2) the Company's Culinary Contract Services brand; and (3) at least 30 of the Company's Luby’s cafeterias.
Neither the Company nor the Compensation Committee has a program, plan, or practice to time equity grants to the Company’s executive officers in coordination with the release of material nonpublic information.
Role of Executive Officers
Our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer had roles in determining executive compensation policies and programs. They based their recommendation on a variety of factors such as their appraisal of the officer’s performance and contribution to the Company and on market data. All compensation decisions made with respect to the Company’s Named Executive Officers are made by the Compensation Committee.
Stock Ownership Guidelines
The Board has suspended guidelines for ownership of Common Stock by executive officers as the Company has implemented the Plan of Liquidation.

Chief Executive Officer Employment Agreement
The Company entered into a new employment agreement with Christopher J. Pappas, the Company’s President and Chief Executive Officer on December 11, 2017. The employment agreement, as amended, has an initial term that ended on August 28, 2020, and, unless earlier terminated, continues for annual renewals unless terminated by either party upon 60 days advance notice of the expiration of the initial or renewal term. The employment agreement initially provided for a base annual salary of $500,000, plus potential bonus compensation in an amount that the independent directors of the Board or an authorized committee, shall determine, in its sole discretion. At his direction, on August 1, 2018, the Board and Christopher J. Pappas agreed to reduce his fixed annual base salary to $1. Under the terms of the employment agreement, if Mr. Pappas’ employment is terminated by the Company without "cause" (as defined in the employment agreement), or by Mr. Pappas for "good reason" (as defined in the employment agreement), the Company will be obligated to pay Mr. Pappas his base salary, as well as any benefits in effect at the time of termination, until the expiration of the initial or renewal term, as applicable, of the employment agreement.
Compensation and the Company’s Risk Management
The Company believes that our compensation policies and practices for our employees are appropriately structured and do not encourage decision-making that could expose the Company to unreasonable risks of material adverse consequences. Furthermore, the Company employs a number of safeguards with respect to the compensation policies and practices designed to mitigate against excessive risk-taking by our employees. These safeguards include: benchmarking compensation to market levels; granting equity awards emphasizing long-term shareholder value creation; tying a portion of long-term incentive grants to the achievement of pre-established objectives; issuing equity awards that vest over multi-year time horizons; and maintaining stock ownership guidelines for our officers.

COMPENSATION TABLES AND INFORMATION
Fiscal 2020 Summary Compensation Table
The table below contains information concerning annual and long-term compensation of our Named Executive Officers (each a "Named Executive Officer") for the fiscal year ended August 26, 2020.
Awards granted in the fiscal year ended August 26, 2020 are pursuant to the bonus opportunity agreement designed to retain certain key employees in their roles with the Company and to carry out the Plan of Liquidation.

Name and Principal Position	Year	Salary	Bonus	Stock awards (1)	Option awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compen- sation Earnings	All Other Compensation (3)	Total
Christopher J. Pappas President and Chief Executive Officer	2020	$1	$—	$—	$—	$—	$—	$—	$1
	2019	9,615	—	—	—	—	—	—	9,615

Benjamin T. Coutee Chief Operating Officer (4)	2020	263,952	—	32,850	—	—	—	—	296,802
	2019	283,000	—	—	—	—	—	—	283,000

K. Scott Gray Former Senior Vice President and Chief Financial Officer (5)	2020	283,314	—	—	—	—	—	—	283,314
	2019	342,000	—	—	—	—	—	—	342,000

Steven B. Goodweather Chief Financial Officer and Treasurer (6)	2020	178,798	—	26,280	—	—	—	—	205,078
	2019	175,000	—	—	—	—	—	—	175,000

Philip J. Rider Chief Accounting Officer and Controller (7)	2020	160,048	—	36,333	—	—	—	—	196,381
	2019	—	—	—	—	—	—	—	—

(1)There were no "Stock Awards" granted to Named Executive Officers in the fiscal year ended August 28, 2019. The amounts shown in the "Stock Awards" column reflect the full aggregate grant date fair value of stock-based awards granted during fiscal year end August 26, 2020, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, as required by SEC rules, and do not reflect the actual value that may be recognized by each Named Executive Officer. For assumptions made in the valuation of the awards in this column, see Note 18, Share-Based Compensation, to our audited financial statements included in Item 8. of this Annual Report on Form 10-K. For a description of the retention awards, which are subject to vesting requirements, shown in the "Stock Awards" column, relate to the Bonus Opportunity Agreement, see "Bonus Opportunity Agreement" beginning on page 81 for more information.
(2)There were no "Option Awards" granted in the fiscal years ended August 26, 2020 and August 28, 2019.
(3)Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any Named Executive Officer have been excluded.
(4)Mr. Coutee's annual base salary was increased to $300,000, effective July 2, 2020.
(5)Mr. Gray's employment with the Company was terminated on April 3, 2020. On April 24, 2020, Mr. Gray and the Company entered into a Final Separation Agreement and Release pursuant to which Mr. Gray is entitled to receive, in addition to other payments, severance pay in an amount equal to $105,231 payable in equal bi-weekly installments over a period of 26 weeks following April 4, 2020.
(6)Mr. Goodweather was appointed Chief Financial Officer and Treasurer of the Company, effective April 4, 2020, and his annual base salary was increased to $215,000.
(7)Mr. Rider was appointed Chief Accounting Officer and Controller of the Company, effective April 4, 2020, and his annual base salary was increased to $205,000.

The following table provides information regarding outstanding equity awards at fiscal year-end for each of our Named Executive Officers granted under the Luby's Incentive Stock Plan, as amended.

Outstanding Equity Awards at Fiscal 2020 Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christopher J. Pappas President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Benjamin T. Coutee Chief Operating Officer	8,000	N/A	N/A	5.34	4/20/2021	N/A	N/A	N/A	N/A
	4,664	N/A	N/A	4.42	11/15/2021	N/A	N/A	N/A	N/A
	81,967	N/A	N/A	4.49	1/23/2025	N/A	N/A	N/A	N/A
	26,042	N/A	N/A	4.89	11/11/2025	N/A	N/A	N/A	N/A
	21,174	N/A	N/A	4.26	11/30/2026	N/A	N/A	N/A	N/A
	35,857	11,952 (1)	N/A	2.82	11/30/2027	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	17,730 (2)	19,503	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	30,000 (4)	33,000	N/A	N/A
K. Scott Gray Former Senior Vice President and Chief Financial Officer	10,531	N/A	N/A	5.39	11/18/2020	N/A	N/A	N/A	N/A
	6,929	N/A	N/A	4.42	11/15/2021	N/A	N/A	N/A	N/A
	17,150	N/A	N/A	5.95	11/15/2022	N/A	N/A	N/A	N/A
	95,628	N/A	N/A	4.49	1/23/2025	N/A	N/A	N/A	N/A
	45,573	N/A	N/A	4.89	11/11/2025	N/A	N/A	N/A	N/A
	49,406	N/A	N/A	4.26	11/30/2026	N/A	N/A	N/A	N/A
	83,666	N/A	N/A	2.82	11/30/2027	N/A	N/A	N/A	N/A
Steven B. Goodweather Chief Financial Officer and Treasurer	11,816	N/A	N/A	4.49	1/23/2025	N/A	N/A	N/A	N/A
	7,426	N/A	N/A	4.89	11/11/2025	N/A	N/A	N/A	N/A
	8,187	N/A	N/A	4.26	11/30/2026	N/A	N/A	N/A	N/A
	10,399	3,466 (1)	N/A	2.82	11/30/2027	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	5,142 (2)	5,656	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	24,000 (3)	26,400	N/A	N/A
Philip J. Rider Chief Accounting Officer and Controller	N/A	N/A	N/A	N/A	N/A	5,236 (4)	5,760	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	24,000 (3)	26,400	N/A	N/A

(1)This option vests 50% on the first anniversary of the grant date, November 30, 2017, 25% on each of the next two anniversaries.
(2)This award of restricted stock units vests on the third anniversary date of the grant date, December 8, 2017.
(3)This award of restricted stock units was made under the bonus opportunity agreement and one-third of the restricted shares is earned upon the closing of a sale of each of the following assets of the Company or its subsidiaries: the Culinary Contract Services business line, the Fuddruckers business line, and 30 or more of the Company's Luby's Cafeterias.
(4)The award of restricted stock vests on the third anniversary date of the grant date, October 3, 2019.
(5)Market value based on closing price of $1.10 per share of Common Stock on August 26, 2020.

Additional Narrative Disclosure
Equity Awards
Grants of stock options may be exercised in the event of the termination of the grantee's employment with the Company as a result of such grantee's death or disability within the time period ending on the earlier of: (a) the date 12 months following such termination of the grantee’s employment or (b) the last day of the term of such stock option. Grants of restricted stock units will immediately vest and become unrestricted in the event of the death or disability of the grantee or a change of control of the Company. The terms of the bonus opportunity agreements provide that in the event of death or disability of the grantee after a triggering event or a change of control of the Company the grants of restricted stock will immediately vest and become unrestricted.
Retirement Plans
We maintain a qualified 401(k) savings plan which allows participants to defer cash compensation up to the maximum amount allowed under Internal Revenue Service guidelines. The Company has in the past matched up to 25% of participants’ contributions made to the plan up to 6% of their salary, subject to Internal Revenue Service guidelines. We suspended the Company match effective March 19, 2020 in response to the effect of the COVID-19 Pandemic on our operations.

2020 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2) (3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)(5)	Total ($)
Gerald W. Bodzy	$—	$160,264	$—	$—	$—	$—	$160,264
Twila Day	3,750	102,668	—	—	—	—	106,418
Jill Griffin	52,000	32,234	—	—	—	—	84,234
Frank Markantonis	—	78,743	—	—	—	—	78,743
Joe C. McKinney	—	132,755	—	—	—	—	132,755
Gasper Mir, III	—	118,756	—	—	—	—	118,756
John Morlock	84,167	32,234	—	—	—	—	116,401
Randolph C. Read	—	161,863	—	—	—	—	161,863

(1)Amounts shown reflect the aggregate grant date fair value of the restricted stock granted to directors in fiscal 2020, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Share-Based Payment ("FASB ASC Topic 718"). The grant date fair value for each share is based on the average of the high and low stock price of our Common Stock on the date of grant.
(2)The grant date fair value of each equity award granted to each director, was as follows:

Name	1st Quarterly Grant October 1, 2019	2nd Quarterly Grant January 2, 2020	Special Grant and Catch-up Special Committee Grant February 5, 2020	3rd Quarterly Grant April 13, 2020	4th Quarterly Grant July 1, 2020
Gerald W. Bodzy	$21,250	$21,250	$46,266	$32,211	$39,287
Twila Day	12,500	16,251	29,329	20,816	23,772
Jill Griffin	3,751	3,750	17,231	3,749	3,753
Frank Markantonis	18,750	14,250	17,231	14,248	14,264
Joe C. McKinney	19,749	22,249	31,749	27,729	31,279
Gasper Mir, III	16,251	18,750	31,749	24,230	27,776
John Morlock	3,751	3,750	17,231	3,749	3,753
Randolph C. Read	18,750	18,750	52,071	31,904	40,388

(3)As of August 26, 2020, each non-employee director held the following outstanding shares of restricted stock: Mr. Bodzy, 200,069 shares; Ms. Day, 100,806 shares; Ms. Griffin, 43,416 shares; Mr. Markantonis, 141,789 shares; Mr. McKinney, 164,332 shares; Mr. Mir, 160,830 shares, Mr. Morlock 18,998 shares and Mr. Read 113,692 shares.
(4)As of August 26, 2020, none of our non-employee directors held outstanding stock options.
(5)Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any non-employee director have been excluded.
Each nonemployee director other than the Chairman of the Board is paid an annual retainer fee of $50,000 and a single fee of $15,000 for all other standing committees in which each such nonemployee director is a member. Nonemployee directors do not receive meeting fees. The Chairman of the Board is paid an annual retainer fee of $85,000. Further, the Chair of the Finance and Audit Committee is paid an additional annual retainer fee of $14,000, and the Chair of each other standing committee of the Board is paid an additional annual retainer fee of $10,000. Each nonemployee director that serves on the Special Committee is paid a monthly retainer of $2,500 except that co-chairs of the Special Committee are each paid a monthly retainer of $6,000. On February 5, 2020, directors serving on the Special Committee were granted a one-time amount to compensate them for their service on the Special Committee from its formation until that date for which they had not been previously compensated.
Pursuant to the Company’s Second Amended and Restated Nonemployee Director Stock Plan (the “Plan”), each nonemployee director is required to receive a portion of the annual retainer fee in restricted stock in an amount as determined by the Board (the “Mandatory Retainer Award”). The Board has set the Mandatory Retainer Award at the dollar value equivalent of $15,000. In addition, each nonemployee director, prior to the end of any calendar year, may elect to receive an additional portion (up to 100%) of their annual retainer fee in the dollar value equivalent of restricted stock (the “Elective Retainer Award”). On the first day of each January, April, July, and October during the term of the Plan, the director receives the Mandatory Retainer Award and any Elective Retainer Award so elected in restricted stock, the amount of shares being equal to the dollar value equivalent of the elected portion of the director’s annual retainer fees. Directors receiving an Elective Retainer Award will also receive an additional number of whole shares of restricted stock equal to 20% of the number of whole shares of restricted stock issued in payment of the Elective Retainer Award for the quarterly period beginning on that date.
Further, under the Plan, nonemployee directors may be periodically granted shares of restricted stock or nonqualified options to purchase shares of Common Stock at an option price equal to 100% of the fair market value on the date of grant. Each option terminates on the earlier of the tenth anniversary of the grant date or one year after the optionee ceases to be a director. An option may not be exercised prior to the first anniversary of the grant date, subject to certain exceptions specified in the Plan. No nonemployee director may receive options to purchase more than 7,500 shares in any 12-month period.
The Company’s Corporate Governance Guidelines establish guidelines for share ownership. Currently, all directors are expected to accumulate shares of Common Stock with a market value of at least $100,000 prior to the five-year anniversary of their appointment to the Board. As of November 24, 2020, each of our non-employee directors satisfied our non-employee director share ownership guideline or is within the five-year transition period.
On October 1, 2020, shares of Common Stock available for issuance under the Plan were exhausted and the remaining portion of each director’s retainer and other fees were be paid in cash. Accordingly, the Mandatory Retainer Award and Elective Retainer Award under the Plan were suspended and each director’s retainer and other fees will be paid in cash until such time as there are shares of Common Stock available under the Plan for issuance to directors, if ever.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF EQUITY SECURITIES IN THE COMPANY
The following table sets forth information concerning the beneficial ownership of Common Stock, as of November 24, 2020 for (a) each director currently serving on the Board, (b) each of the officers and former officer named in the Summary Compensation Table not listed as a director, and (c) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer and those shares that the director or executive officer has the right to acquire within 60 days after November 24, 2020.

Name (1)	Shares Beneficially Owned	Percent of Common Stock
Gerald W. Bodzy(2)	225,854	*
Benjamin T. Coutee(3)	301,081	*
Twila Day(4)	100,170	*
Steven B. Goodweather (5)	89,304	*
K. Scott Gray(6)	422,296	1.38%
Jill Griffin(7)	121,320	*
Frank Markantonis(8)	298,567	*
Joe C. McKinney(9)	304,845	*
Gasper Mir, III(10)	266,235	*
John Morlock(11)	12,818	*
Christopher J. Pappas(12)	5,667,153	18.47%
Randolph C. Read(13)	116,091	*
Philip J. Rider (14)	24,000	*
All directors and executive officers of the Company, as a group (13 persons)(15)	7,949,734	25.91%

*   Represents beneficial ownership of less than one percent of the shares of Common Stock issued and outstanding on November 24, 2020.
(1)Except as indicated in these notes and subject to applicable community property laws, each person named in the table owns directly the number of shares indicated and has the sole power to vote and to dispose of such shares. Shares of phantom stock held by a nonemployee director convert into an equivalent number of shares of Common Stock when the nonemployee director ceases to be a director of the Company due to resignation, retirement, death, disability, removal, or any other circumstance. The shares of Common Stock payable upon conversion of the phantom stock are included in this table because it is possible for the holder to acquire the shares of Common Stock within 60 days if his or her directorship were to be terminated. Under the Company’s Nonemployee Director Stock Plan, restricted stock awards may become unrestricted when a nonemployee director ceases to be a director of the Company. Unless otherwise specified, the mailing address of each person named in the table is 13111 Northwest Freeway, Suite 600, Houston, Texas 77040.
(2)The shares shown for Mr. Bodzy include 34,778 shares held for his benefit in a custodial account and 191,076 shares of restricted stock.
(3)The shares shown for Mr. Coutee include 63,695 shares held for his benefit in a custodial account, 30,000 shares of restricted stock and 207,386 shares that he has a right to acquire within 60 days under Luby's Incentive Stock Plan.
(4)The 100,170 shares shown for Ms. Day are shares of restricted stock.
(5)The shares shown for Mr. Goodweather include 18,868 shares held for his benefit in a custodial account, 24,000 shares of restricted stock and 46,436 shares that he has a right to acquire within 60 days under Luby's Incentive Stock Plan.
(6)The shares shown for Mr. Gray, a former executive, include 123,944 shares held for his benefit in a custodial account and 298,352 shares which he has the right to acquire within 60 days under Luby’s Incentive Stock Plan.
(7)The shares shown for Ms. Griffin include 92,988 shares held for her benefit in a custodial account and 28,332 shares of restricted stock.

(8)The shares shown for Mr. Markantonis include 175,187 shares held for his benefit in a custodial account, 3,879 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan, and 119,501 shares of restricted stock.
(9)The shares shown for Mr. McKinney include 150,166 shares held in certificate form and 154,679 shares of restricted stock.
(10)The shares shown for Mr. Mir include 117,193 shares held for his benefit in a custodial account, 2,453 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan, and 146,589 shares of restricted stock.
(11)The 12,818 shares shown for Mr. Morlock are shares of restricted stock.
(12)The shares shown for Christopher J. Pappas include 4,595,773 shares held for his benefit in a custodial account and 1,071,380 shares owned by Pappas Restaurants, Inc. Each of Christopher J. Pappas and Harris J. Pappas owns a 50% interest in Pappas Restaurants, Inc. and therefore Christopher J. Pappas owns a corresponding beneficial interest in the 1,071,380 shares owned by Pappas Restaurants, Inc.
(13)The 116,091 shares shown for Mr. Read are shares of restricted stock.
(14)The 24,000 shares shown for Mr. Rider are shares of restricted stock.
(15)The shares shown for all directors and executive officers as a group include 5,222,426 shares held in custodial accounts, 150,166 shares held in certificate form, 552,174 shares which they have the right to acquire within 60 days under the Company’s various benefit plans, 947,256 shares of restricted stock, 6,332 shares of phantom stock held by nonemployee directors under the Nonemployee Director Phantom Stock Plan, and 1,071,380 shares owned by Pappas Restaurants, Inc., of which Christopher J. Pappas owns a 50% interest, as described above.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as to the beneficial ownership of Common Stock by each person or group known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock as of November 24, 2020 and, unless otherwise indicated, is based on disclosures made by the beneficial owners in Securities Exchange Commission ("SEC") filings under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Common Stock
Christopher J. Pappas(2)	5,667,153	18.47%
13939 Northwest Freeway Houston, Texas 77040

Harris J. Pappas(3)	5,506,470	17.95%
13939 Northwest Freeway Houston, Texas 77040

Bandera Partners LLC(4)	2,859,926	9.32%
50 Broad Street, Suite 1820 New York, New York 10004

Hodges Capital Management, Inc.(6)	2,544,770	8.29%
2905 Maple Ave. Dallas, Texas 75201

Dimensional Fund Advisors LP(6)	1,736,067	5.66%
Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746

(1)Except as indicated in these notes and subject to applicable community property laws, each person named in the table owns directly the number of shares indicated and has the sole power to vote and to dispose of such shares.
(2)The shares shown for Christopher J. Pappas include 4,595,673 shares held for his benefit in a custodial account and 1,071,380 shares owned by Pappas Restaurants, Inc., as each of Christopher J. Pappas and Harris J. Pappas owns a 50% interest in Pappas Restaurants, Inc. and therefore owns a corresponding beneficial interest in the 1,071,380 shares owned by Pappas Restaurants, Inc.
(3)The shares shown for Harris J. Pappas include 4,434,640 shares held for his benefit in a custodial account and 1,071,380 shares owned by Pappas Restaurants, Inc. Each of Christopher J. Pappas and Harris J. Pappas owns a 50% interest in Pappas Restaurants, Inc. and therefore owns a corresponding beneficial interest in the 1,071,380 shares owned by Pappas Restaurants, Inc.
(4)Information based solely on Report for the Calendar Year or Quarter Ended September 30, 2020 on Form 13F-HR dated November 12, 2020 and filed on November 12, 2020 with the SEC by Bandera Partners LLC. Bandera Partners LLC has sole voting authority with respect to 2,859,926 shares.
(5)Information based solely on Report for the Calendar Year or Quarter Ended September 30, 2020 on Form 13F-HR dated October 15, 2020 and filed on October 15, 2020 with the SEC by Hodges Capital Management, Inc. Hodges Capital Management, Inc. has sole voting authority with respect to 2,419,570 shares and has no voting authority with respect to 125,200 shares.
(6)Information based solely on Report for the Calendar Year or Quarter Ended September 30, 2020 on Form 13F-HR dated November 12, 2020 and filed on November 12, 2020 with the SEC by Dimensional Fund Advisors LP. Dimensional Fund Advisors LP has sole voting authority with respect to 1,690,947 shares and has no voting authority with respect to 45,120 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Related Person Transactions
On July 23, 2002, the Company entered into an Indemnification Agreement with each member of the Board under which the Company obligated itself to indemnify each director to the fullest extent permitted by applicable law so that he or she will continue to serve the Company free from undue concern regarding liabilities. The Company has also entered into an Indemnification Agreement with each person becoming a member of the Board since July 23, 2002. The Board has determined that uncertainties relating to liability insurance and indemnification have made it advisable to provide directors with assurance that liability protection will be available in the future.
The Company obtains certain goods and/or services from entities owned or controlled by Christopher J. Pappas, President and Chief Executive Officer of the Company, and Harris J. Pappas, a former member of the Board (the “Pappas Entities”), pursuant to the terms of an Amended and Restated Master Sales Agreement, dated August 2, 2017 (the “Master Sales Agreement”). Under the terms of the Master Sales Agreement, the Pappas Entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. During fiscal 2020, the Pappas Entities provided goods and services to the Company under the Master Sales Agreement in the amount of approximately $7,600.
The Company anticipates that payments to the Pappas Entities under the Master Sales Agreement during fiscal 2021, if any, will be primarily for goods purchased pursuant to the terms of the Master Sales Agreement. In the opinion of the Finance and Audit Committee, the fees paid by the Company for such goods and/or services are primarily at or below what the Company would pay for comparable goods and/or services (if available) from a party unaffiliated with the Company.
In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third-party company manages the center. One of the Company’s Luby's Cafeteria restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. On November 22, 2006, due to the approaching expiration of the previous lease, the Company executed a new lease agreement with respect to this property. The new lease agreement was approved by the Finance and Audit Committee and provided for a primary term of approximately 12 years with two subsequent five-year options. The new lease was effective upon the Company’s relocation and occupancy into the new space in July 2008. On July 1, 2020, the Company executed an amendment to the lease which terminates the lease early on December 31, 2020. Through the end of calendar year 2020, the Company pays $22.00 per square foot plus maintenance, taxes, and insurance, which resulted in lease payments of $284,985 during fiscal 2020, and $62,609 from August 26, 2020 to November 24, 2020.
In the third quarter of fiscal 2014, an entity owned or controlled by Messrs. Pappas purchased from the Company’s landlord, the land underlying one of the Company’s Fuddruckers restaurants in Houston, Texas, which was contiguous to other land owned by the same entity. One of the Company’s restaurants has rented that property since July 1996, and the property was previously one of several properties included on the Master Lease, dated November 24, 1998, between Spirit Master Funding, LLC and Luby’s Fuddruckers Restaurants, LLC, as amended (the "Master Lease"). On March 12, 2014, the Company executed a new ground lease agreement (the "Ground Lease") severing this property from the Master Lease. The terms of the Ground Lease are substantially similar to the Master Lease and provide for a primary term of approximately six years with two subsequent five-year options. Pursuant to the Ground Lease, the Company paid $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Thereafter, the Ground Lease provides for increases in rent at set intervals. The Company made lease payments of $126,483 during fiscal 2020, and $42,385 from August 26, 2020 to November 24, 2020.
Policies and Procedures Regarding Related Person Transactions
The Board has adopted a written Related Person Transaction Approval Policy, which requires the Finance and Audit Committee to review each related person transaction (as defined below) and determine whether it will approve or ratify that transaction.
For purposes of the policy, a “related person transaction” is any transaction, arrangement, or relationship where the Company is a participant, the Related Person (defined below) had, has, or will have a direct or indirect material interest and the aggregate amount involved is expected to exceed $120,000 in any calendar year. “Related Person” includes: (a) any person who is or was (at any time during the last fiscal year) an executive officer, director or nominee for election as a director; (b) any person or group who is a beneficial owner of more than 5% of the Company’s voting securities; (c) any immediate family member of a person described in provisions (a) or (b) of this sentence; or (d) any entity in which any of the foregoing persons is employed, is a partner or has a greater than 5% beneficial ownership interest.
In determining whether a related person transaction will be approved or ratified, the Finance and Audit Committee may consider factors such as: (a) the extent of the Related Person’s interest in the transaction; (b) the availability of other sources of comparable products or services; (c) whether the terms are competitive with terms generally available in similar transactions with persons that are not Related Persons; (d) the benefit to the Company; and (e) the aggregate value of the transaction.
DIRECTOR INDEPENDENCE
The Board, with recommendation by the Nominating and Corporate Governance Committee, has evaluated the independence of the members of the Board under the Luby’s Director Independence Test. In conducting this evaluation, the Board considered transactions and relationships between each director or his or her immediate family and the Company to determine whether any such transactions or relationships were material and, therefore, inconsistent with a determination that each such director is independent. Based upon that evaluation, the Board determined that the following directors are independent:
Gerald W. Bodzy
Twila Day
Jill Griffin
Joe C. McKinney
Gasper Mir, III
John Morlock
Randolph C. Read

The Board also has determined that each member of the Finance and Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee meets the independence requirements applicable to such committees required by the NYSE and the SEC. The Luby’s Director Independence Test is available in print to any shareholder upon request and can be found on the Company’s website at www.lubysinc.com.
Item 14. Principal Accountant Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The table below shows aggregate fees for professional services rendered for the Company by Grant Thornton LLP for fiscal 2020 and 2019:

	2020	2019
	(in thousands)
Audit Fees	$505	$483
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$505	$483

Audit Fees for fiscal 2020 and 2019 consisted of fees associated with the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and reviews of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q.
Audit-Related Fees. The Company did not incur any Audit-Related Fees for fiscal 2020 or 2019.
Tax Fees. The Company did not incur any Tax Fees from Grant Thornton LLP for fiscal 2020 or 2019.
All Other Fees. The Company did not incur any other fees for fiscal 2020 or 2019.

 Preapproval Policies and Procedures
All auditing services provided by Grant Thornton LLP must be preapproved by the Finance and Audit Committee. Generally, this approval occurs each year at the August meeting of the Finance and Audit Committee for the subsequent fiscal year and as necessary during the rest of the fiscal year for unforeseen requests. The non-audit services specified in Section 10A(g) of the Exchange Act may not be, and are not, provided by Grant Thornton LLP. Grant Thornton LLP provides a report to the Chair of the Finance and Audit Committee prior to each regularly scheduled Finance and Audit Committee meeting detailing all fees, by project, incurred by Grant Thornton LLP year-to-date and an estimate for the fiscal year. The Chair of the Finance and Audit Committee reviews such fees at each Finance and Audit Committee meeting. The Finance and Audit Committee periodically reviews these fees with the full Board. During fiscal 2020 and 2019, no preapproval requirements were waived for services included in the Audit-Related Fees, Tax Fees, and All Other Fees captions of the fee table above pursuant to the limited waiver provisions in applicable rules of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated balance sheets at August 26, 2020 and August 28, 2019

Consolidated statements of operations for each of the two years in the period ended August 26, 2020

Consolidated statements of shareholders’ equity for each of the two years in the period ended August 26, 2020

Consolidated statements of cash flows for each of the two years in the period ended August 26, 2020

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

3.	Exhibits
The following exhibits are filed as a part of this Report:

2	Plan of Liquidation and Dissolution (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2020 (File No. 001-08308)).

3(a)
Amended and Restated Certificate of Incorporation of Luby’s, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 11, 2009, filed on March 20, 2009 (File No. 001-08308)).

3(b)
Amended and Restated Certificate of Incorporation of Luby’s, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 25, 2020 (File No. 001-08308)).

3(c)	Bylaws of Luby’s, Inc., as amended through July 9, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 14, 2008 (File No. 001-08308)).

3(d)	Amendment to Bylaws of Luby’s, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 22, 2015 (File No. 001-08308)).

3(e)
Amendment No. 2 to Bylaws of Luby’s Inc., effective as of August 31, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 31, 2018 (File No. 001-08308)).

3(f)
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

4(c)	Description of registered securities (incorporated by reference to Exhibit 4.1(b) to the Company’s Annual Report on Form 10-K filed on November 26, 2019 (File No. 001-08308)).

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

10(q)
Second Amendment to Credit Agreement, dated as of December 13, 2018, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on February 3, 2020, File No. 1-08308).

10(r)
Third Amendment to Credit Agreement, dated as of April 21, 2020, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 23, 2020, File No. 1-08308).

10(s)
Fourth Amendment to Credit Agreement, dated as of August 21, 2020, among the Company, the lenders from time to time party thereto, and MSD PCOF Partners VI, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2020, File No. 1-08308).

10(t)
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

December 9, 2020		LUBY’S, INC.
Date		(Registrant)

	By:	/s/ CHRISTOPHER J. PAPPAS
Christopher J. Pappas
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY	December 9, 2020
Gerald W. Bodzy, Director and Chairman of the Board

/S/ CHRISTOPHER J. PAPPAS	December 9, 2020
Christopher J. Pappas, Director, President and Chief Executive Officer (Principal Executive Officer)

/S/ STEVEN B. GOODWEATHER	December 9, 2020
Steven B. Goodweather, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ PHILIP J. RIDER	December 9, 2020
Philip J. Rider, Chief Accounting Officer and Controller (Principal Accounting Officer)

/S/ TWILA DAY	December 9, 2020
Twila Day, Director

/S/ JILL GRIFFIN	December 9, 2020
Jill Griffin, Vice Chair and Director

/S/ FRANK MARKANTONIS	December 9, 2020
Frank Markantonis, Director

/S/ JOE C. MCKINNEY	December 9, 2020
Joe C. McKinney, Director

/S/ GASPER MIR, III	December 9, 2020
Gasper Mir, III, Director

/S/ JOHN B. MORLOCK	December 9, 2020
John B. Morlock, Director

/S/ RANDOLPH C. READ	December 9, 2020
Randolph C. Read, Director