Form 10-Q
period 2020-12-16
LUBYS INC
filed 2021-02-01
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 16, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2021, there were 30,741,982 shares of the registrant’s common stock outstanding.

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

Luby’s, Inc.
Form 10-Q
Quarter ended December 16, 2020

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)
(In thousands)

December 16, 2020
ASSETS
Cash and cash equivalents	$14,307
Accounts receivable	6,017
Restricted cash and cash equivalents	6,654
Properties and business units for sale	208,623
Total Assets	$235,601

LIABILITIES
Accounts payable	$4,730
Accrued expenses and other liabilities	20,823
Credit facility debt	46,583
PPP Loan	10,000
Operating lease liabilities	18,563
Liability for estimated costs in excess of estimated receipts during liquidation	16,775
Other liabilities	822
Total Liabilities	$118,296

Commitments and Contingencies

Net assets in liquidation (Note 3)	$117,305

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(unaudited)
(In thousands)

Period from November 19, 2020 through December 16, 2020
Net assets in liquidation, November 19, 2020	$117,341
Changes in net assets in liquidation
Remeasurement of assets and liabilities	(36)
Changes in net assets in liquidation	(36)
Net assets in liquidation, December 16, 2020	$117,305

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Balance Sheet
(Going Concern Basis)
(In thousands, except share data)

August 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$15,069
Restricted cash and cash equivalents	6,756
Trade accounts and other receivables, net	6,092
Food and supply inventories	1,653
Prepaid expenses	1,577
Total current assets	31,147
Property held for sale	11,249
Assets related to discontinued operations	1,715
Property and equipment, net	100,599
Intangible assets, net	15,343
Goodwill	195
Operating lease right-of-use assets	16,756
Other assets	399
Total assets	$177,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,770
Liabilities related to discontinued operations	17
Operating lease liabilities-current	3,903
Accrued expenses and other liabilities	19,569
Total current liabilities	30,259
Long-term debt, less current portion	54,118
Operating lease liabilities-noncurrent	17,797
Other liabilities	1,630
Total liabilities	$103,804
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; 31,125,470 shares issued and 30,625,470 shares outstanding at August 26, 2020.	$9,960
Paid-in capital	35,655
Retained earnings	32,759
Less cost of treasury stock, 500,000 shares	(4,775)
Total shareholders’ equity	$73,599
Total liabilities and shareholders’ equity	$177,403

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(Going Concern Basis)
(In thousands, except per share data)

	Period Ended November 18, 2020	Quarter Ended December 18, 2019
	(12 weeks)	(16 weeks)
SALES:
Restaurant sales	$36,485	$83,558
Culinary contract services	4,918	9,774
Franchise revenue	530	1,707
Vending revenue	14	110
TOTAL SALES	41,947	95,149
COSTS AND EXPENSES:
Cost of food	9,348	23,942
Payroll and related costs	12,964	32,134
Other operating expenses	7,154	14,794
Occupancy costs	2,634	4,990
Opening costs	—	12
Cost of culinary contract services	4,467	8,948
Cost of franchise operations	294	565
Depreciation and amortization	2,142	3,762
Selling, general and administrative expenses	4,267	10,158
Other charges	416	1,238
Net provision for asset impairments and restaurant closings	(85)	1,110
Net loss on disposition of property and equipment	117	30
Total costs and expenses	43,718	101,683
LOSS FROM OPERATIONS	(1,771)	(6,534)
Interest income	8	23
Interest expense	(1,212)	(1,962)
Other income, net	30	240
Loss before income taxes and discontinued operations	(2,945)	(8,233)
Provision for income taxes	58	94
Loss from continuing operations	(3,003)	(8,327)
Loss from discontinued operations, net of income taxes	(16)	(11)
NET LOSS	(3,019)	(8,338)
Loss per share from continuing operations:
Basic and diluted	$(0.10)	$(0.28)
Loss per share from discontinued operations:
Basic and diluted	$0.00	$0.00
Loss per share:
Basic and diluted	$(0.10)	$(0.28)
Weighted average shares outstanding:
Basic and diluted	30,662	30,054

 The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(Going Concern Basis)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 26, 2020	31,124	$9,960	500	$(4,775)	$35,655	$32,759	$73,599
Net loss	—	—	—	—	—	(3,019)	(3,019)
Share-based compensation expense	51	16	—	—	167	—	183
Common stock issued under employee benefit plans	4	1	—	—	(1)	—	—
Balance at November 18, 2020	31,179	$9,977	500	$(4,775)	$35,821	$29,740	$70,763

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 28, 2019	30,478	$9,753	(500)	$(4,775)	$34,870	$61,182	$101,030
Net loss	—	—	—	—	—	(8,338)	(8,338)
Cumulative effect of accounting changes from the adoption of ASC Topic 842	—	—	—	—	—	1,027	1,027
Share-based compensation expense	58	19	—	—	347	—	366
Common stock issued under employee benefit plans	45	15	—	—	(51)	—	(36)
Common stock issued under nonemployee benefit plans	64	20	—	—	(20)	—	—
Balance at December 18, 2019	30,645	$9,807	(500)	$(4,775)	$35,146	$53,871	$94,049

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(Going Concern Basis)
(In thousands)

	Period Ended November 18, 2020	Quarter Ended December 18, 2019
	(12 weeks)	(16 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)	$(8,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Net provision for asset impairments and restaurant closings	(85)	1,110
Net loss on disposition of property and equipment	117	30
Depreciation and amortization	2,142	3,762
Amortization of debt issuance cost	223	339
Share-based compensation expense	183	366
Cash used in operating activities before changes in operating assets and liabilities	(439)	(2,731)
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts and other receivables	679	(1,549)
Decrease (increase) in food and supply inventories	(950)	369
Decrease in prepaid expenses and other assets	909	804
Decrease in operating lease assets	1,928	1,922
Decrease in operating lease liabilities	(3,154)	(2,313)
Increase in accounts payable, accrued expenses and other liabilities	1,046	1,367
Net cash provided by (used in) operating activities	19	(2,131)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	114	149
Purchases of property and equipment	(433)	(694)
Net cash used in investing activities	(319)	(545)
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	—	3,300
Net cash provided by financing activities	—	3,300
Net increase (decrease) in cash and cash equivalents and restricted cash	(300)	624
Cash and cash equivalents and restricted cash at beginning of period	21,825	12,756
Cash and cash equivalents and restricted cash at end of period	$21,525	$13,380
Cash paid for:
Income taxes, net of (refunds)	$4	$(17)
Interest	$1,059	$1,302

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for our Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending August 25, 2021. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2020.
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Plan of Liquidation
On November 17, 2020 our shareholders approved the Plan of Liquidation and Dissolution (the “Plan of Liquidation“ or the “Plan”). The Plan provides for an orderly sale of our businesses, operations, and real estate, payment of our liabilities and other obligations, and an orderly wind down of any remaining operations and dissolution of the Company. We intend to attempt to convert all of our assets into cash, satisfy or resolve our remaining liabilities and obligations, including contingent liabilities, claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution with the state of Delaware. The assets to be sold include our Luby's Cafeterias, Fuddruckers, and Culinary Contract Services ("CCS") operating divisions, as well as our real estate. We currently anticipate that our common stock will be delisted from the New York Stock Exchange ("NYSE") upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or three years. The delisting of our common stock may occur sooner in accordance with the applicable rules of the NYSE.
Following the Adoption of the Plan of Liquidation
We have determined, as a result of the approval of the Plan by our shareholders, that liquidation is imminent, as defined in ASC 205-30 Financial Statement Presentation, Liquidation Basis of Accounting. Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan will be blocked by other parties, or (b) the Plan is being imposed by other forces (for example, involuntary bankruptcy).
Accordingly, we have changed our basis of accounting from the going concern basis to the liquidation basis effective November 19, 2020. Although shareholder approval of the Plan occurred on November 17, 2020, we are using the liquidation basis of accounting effective November 19, 2020 as a convenience date. Any activity between November 17, 2020 and November 19, 2020 would not be materially different under the liquidation basis of accounting.
The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.
Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, equity and cash flows are no longer presented.
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
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and may include previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For estimated business unit valuations we considered estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, were also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
The liquidation basis of accounting requires us to accrue and present separately, without discounting, the estimated disposal and other costs, including any costs associated with the sale or settlement of our assets and liabilities and the estimated operating income or loss that we reasonably expect to incur, including providing for federal income taxes during the remaining expected duration of the liquidation period. In addition, deferred tax assets previously provided for under the going concern basis of accounting, which include net operating losses and other tax credits, may be realized partially or in full, subject to IRS limitations, to offset taxable income we expect to generate from the liquidation process.
Under the liquidation basis of accounting, we will recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement.
These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution.
The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan. It is currently anticipated that a majority of our assets will be sold by December 31, 2021, with a final liquidation by June 30, 2022; however, it is likely that the full realization of proceeds from these sales will extend beyond that date.
Net assets in liquidation represents the estimated liquidation value to holders of common shares upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
COVID-19
The novel coronavirus disease (“COVID-19”) pandemic has had a significant impact on our level of operations, guest behavior, guest traffic, and the number of locations where we and our Fuddruckers franchisees operate. As a result, at the onset of the COVID-19 pandemic in the spring of 2020, we modified our business operations within our restaurants and significantly reduced staffing at our corporate support office.
On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order, a condition that continues through the date of this filing. Prior to the onset of the COVID-19 pandemic we operated 118 restaurants. As of December 16, 2020, we operated 83 restaurants (59 Luby’s cafeterias and 24 Fuddruckers restaurants). Additionally, our Fuddruckers franchisees operated 90 locations prior to the COVID-19 pandemic and operated 71 restaurants as of December 16, 2020.
While the vaccines for COVID-19, which were first made available in the United States ("U.S.") in December 2020, present an encouraging sign, we continue to see rising cases of COVID-19 infection throughout the U.S. As we execute on our Plan of Liquidation, we are still operating a number of restaurants as described above. Uncertainty remains regarding the rate of immunization in the public and timing of an economic recovery. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.
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

Reportable Segments
Prior to the shareholder approval of the Plan, each restaurant was considered an operating segment because operating results and cash flow can be determined for each restaurant. We aggregated our operating segments into reportable segments by restaurant brand due to the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the similarity of store level profit margins and the nature of the regulatory environment are alike. The Company had five reportable segments: Luby’s cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise restaurant, Fuddruckers franchise operations, and CCS. Although we continue to operate our restaurant, franchise and CCS businesses, we no longer make operating decisions or assess performance by segment, as all of our assets and businesses are now considered held for sale. Accordingly, effective November 19, 2020, we have only one reporting and operating segment.
New Accounting Pronouncements - "to be Adopted"
There are no issued accounting pronouncements that are applicable or relevant to us under the liquidation basis of accounting.
Subsequent Events
We evaluated events subsequent to December 16, 2020 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
On January 28, 2021, we were notified that our PPP Loan (see Note 15. Debt) had been selected for review by the Small Business Administration ("SBA") and we will be responding to the information inquiry. This review may result in a determination that we were ineligible for the loan or are ineligible to receive the loan forgiveness amount that we have claimed or may delay our receipt of loan forgiveness, if any.
Effective January 27, 2021, Christopher Pappas resigned as President and Chief Executive Officer of Luby’s Inc. Mr. Pappas remains a member of the Board of Directors of the Company. Also effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer.
The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), have entered into an agreement (the “Agreement”), pursuant to which the Company will pay WCA a one-time fee of $50,000 and a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA previously entered into a consulting agreement, pursuant to which WCA provides consulting services related to the Company’s adoption of the liquidation basis of accounting.

Note 2. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of our business units until they are sold, the timing of business and property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. Upon transition to the liquidation basis of accounting on November 19, 2020, the Company accrued the following revenues and expenses expected to be earned or incurred during liquidation (in thousands):

Initial Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation	November 19, 2020
Total estimated receipts during liquidation	92,017
Total estimated costs of operations	(76,151)
Selling, general and administrative expenses	(18,745)
Interest expense	(2,305)
Interest component of operating lease payments	(7,064)
Capital expenditures	(943)
Sales costs	(4,079)
Total estimated costs during liquidation	(109,287)
Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)
The change in the liability for estimated costs in excess of estimated receipts during liquidation between November 19, 2020 and December 16, 2020 is as follows (in thousands):

	November 19, 2020	Net Change in Working Capital	Remeasurement of Assets and Liabilities (3)	December 16, 2020
Assets:
Estimated net inflows from operations (1)	$7,859	$(2,470)	$—	$5,389

	7,859	(2,470)	—	5,389
Liabilities:
Sales costs	(4,079)	—	—	(4,079)
Corporate expenditures (2)	(21,050)	2,929	36	(18,085)

	(25,129)	2,929	36	(22,164)

Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)	$459	$36	$(16,775)
(1) Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of (i) total estimated costs of operations during liquidation, (ii) interest component of operating lease payments and (iii) capital expenditures.
(2) Corporate expenditures consists of (i) selling, general and administrative expenses and (ii) interest expense.
(3) Net assets in liquidation decreased by $36 thousand during the period from November 19, 2020 through December 16, 2020. The primary reason for the decrease in net assets was due to a remeasurement of expected cash flows from operations.

Note 3. Net Assets in Liquidation
The following is a reconciliation of total shareholders’ equity under the going concern basis of accounting as of November 18, 2020 to net assets in liquidation under the liquidation basis of accounting as of November 19, 2020 (in thousands):

Total Shareholders' Equity as of November 18, 2020	$70,763
Increase due to estimated net realizable value of properties and business units (1)	78,985
Decrease due to write-off of deferred financing costs	(2,260)
Decrease due to write-off of operating lease right-of-use assets	(14,829)
Net increase due to write-off of deferred assets, deferred income and goodwill	1,952
Liability for estimated costs in excess of estimated receipts during liquidation	(17,270)
Adjustment to reflect the change to the liquidation basis of accounting	46,578
Estimated value of net assets in liquidation as of November 19, 2020	$117,341

(1) Under liquidation basis of accounting, all assets are recorded at net realizable value which implicitly includes the tangible and intangible value of all assets. This adjustment at November 19, 2020 reflects adjusting real properties to net realizable value and recording an estimated value for our business units, Luby's Cafeterias, Fuddruckers restaurants and franchise operations, and Culinary Contract Services.
We have one class of common stock. The net assets in liquidation at December 16, 2020 would result in liquidating distributions of approximately $3.82 per common share based on the number of common shares outstanding at that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
PPP Loan
As discussed in more detail at Note 15. Debt, in April 2020 we received a $10.0 million PPP Loan. In November 2020 we submitted an application for forgiveness of the full $10.0 million. While we believe that we qualify for full forgiveness pursuant to the terms of the loan agreement, under the liquidation basis of accounting we must account for the liability at the full $10.0 million face amount until such time as the forgiveness has been approved by the Small Business Administration ("SBA") and the loan has been settled.
Lease Obligations
Under both the going concern basis of accounting and the liquidation basis of accounting, lease obligations are recorded at the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date of the lease and the obligation is reduced as we make lease payments. As a result of the same accounting treatment, there is no reconciling entry to adjust total shareholders’ equity under the going concern basis of accounting as of November 18, 2020 to net assets in liquidation under the liquidation basis of accounting as of November 19, 2020.
During the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021, we were able to settle 24 leases of closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 24 leases for approximately 25% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. We can offer no assurances that we will continue to settle any lease obligations for less than the total undiscounted base rent payments, or for less than their discounted value recorded within net assets in liquidation.

Note 4. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 18, 2020	August 26, 2020
	(in thousands)
Cash and cash equivalents	$14,874	$15,069
Restricted cash and cash equivalents	6,651	6,756
Total cash and cash equivalents shown in our consolidated statements of cash flows	$21,525	$21,825

Restricted cash and cash equivalents as of December 16, 2020 was $6.7 million. Amounts included in restricted cash represent those required to be set aside for (1) estimated amount of interest payable in the next 12 months under the Credit Agreement (see "Note 15. Debt"), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program.
Note 5. Revenue Recognition
Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from food and beverage sales at each of our restaurants, royalties and fees from our Fuddruckers franchisees, and fees under our culinary contract services ("CCS") contracts. We estimate these expected cash receipts from operating these businesses through the point when the operations of these businesses are either sold to a new owner or when we otherwise estimate operations cease. This estimated ending period for operating these businesses generally varies from third quarter fiscal 2021 through first quarter fiscal 2022. These estimated revenues are included in estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets in liquidation. Estimated proceeds from the sale of our operating businesses and real estate assets are recorded separately for the estimated operating revenues and are included in properties and business units for sale on our consolidated statement of net assets in liquidation.
Restaurant Sales
Under the going concern basis of accounting, restaurant sales consisted of sales of food and beverage products to restaurant guests at our Luby’s cafeterias and our Fuddruckers and Cheeseburger in Paradise restaurants. Revenue from restaurant sales was recognized at the point of sale and was presented net of discounts, coupons, employee meals and complimentary meals. Sales taxes that we collected and remitted to the appropriate taxing authority related to these sales were excluded from revenue. Under the liquidation basis of accounting, we have estimated the sales to be collected at each restaurant through the point when we estimate operations cease at each restaurant under our ownership. This estimated point when operations cease varies based on whether the restaurant location is operated as a Luby's cafeteria or a Fuddruckers restaurant, whether the restaurant location is situated on property we own or lease, and other factors. However, it is estimated that most restaurant operations would cease operations under our ownership by the end of fiscal 2021. During this holding period when we operate restaurants, sales are estimated based on recent sales history and consideration of historical seasonal patterns.
We sell gift cards to our customers in our venues and through certain third-party distributors. These gift cards do not expire and do not incur a service fee on unused balances. Under the going concern basis of accounting sales of gift cards to our restaurant customers were initially recorded as a contract liability, included in accrued expenses and other liabilities, at their expected redemption value. When gift cards were redeemed, we recognized revenue and reduced the contract liability. Discounts on gift cards sold by third parties were recorded as a reduction to accrued expenses and other liabilities and were recognized as a reduction to revenue over a period that approximated redemption patterns. The portion of gift cards sold to customers that are never redeemed is commonly referred to as gift card breakage. We recognized gift card breakage revenue in proportion to the pattern of gift card redemptions exercised by our customers, using an estimated breakage rate based on our historical experience. Under the liquidation basis of accounting, the unredeemed gift card balance, net of estimated breakage, is included in accrued expenses and other liabilities on our consolidated statement of net assets in liquidation.
CCS revenue
Our CCS segment provides food, beverage and catering services to our clients at their locations. Depending on the type of client and service, we are either paid directly by our client and/or directly by the customer to whom we have been provided access by our client.

We typically use one of the following types of client contracts in our CCS business:
Fee-Based Contracts
Revenue from fee-based contracts was based on our costs incurred and invoiced to the client for reimbursement along with the agreed management fee, which may be calculated as a fixed dollar amount or a percentage of sales or other variable measure. Some fee-based contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and client satisfaction surveys. This potential incentive revenue was allocated entirely to the management services performance obligation. Under the going concern basis of accounting, we recognized revenue from our management fee and payroll cost reimbursement over time as the services were performed; and we recognized revenue from our food and third party purchases reimbursement at the point in time when the vendor delivered the goods or performed the services.
Profit and Loss Contracts
Revenue from profit and loss contracts consisted primarily of sales made to consumers, typically with little or no subsidy charged to clients. Under the going concern basis of accounting, revenue was recognized at the point of sale to the consumer. Sales taxes that we collected and remitted to the appropriate taxing authority related to these sales were excluded from revenue.
As part of client contracts, we sometimes make payments to clients, such as concession rentals, vending commissions and profit share. These payments were accounted for as operating costs when incurred.
Revenue from the sale of frozen foods included royalty fees based on a percentage of frozen food sales and was recognized at the point in time when product was delivered by our contracted manufacturers to the retail outlet.
Under the liquidation basis of accounting, we have estimated the cash receipts, based on recent cash collections and forecasted level of operations for our CCS contracts through the expected holding period for this business unit. The estimated cash receipts are included in estimated costs in excess of estimated receipts on our consolidated statement of net assets in liquidation.
Disaggregation of Total Revenues (in millions):
Franchise revenues
Franchise revenues consisted primarily of royalties, marketing and advertising fund (“MAF”) contributions, initial and renewal franchise fees, and upfront fees from area development agreements related to our Fuddruckers restaurant brand. Our performance obligations under franchise agreements consist of: (1) a franchise license, including a license to use our brand and MAF management, (2) pre-opening services, such as training and inspections and (3) ongoing services, such as development of training materials and menu items as well as restaurant monitoring and inspections. These performance obligations are highly interrelated, so we do not consider them to be individually distinct. We accounted for them as a single performance obligation, which was satisfied over time by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee MAF contributions, are calculated as a percentage of franchise restaurant sales. MAF contributions paid by franchisees are used for the creation and development of brand advertising, marketing and public relations, merchandising research and related programs, activities and materials. The initial franchisee fee is payable upon execution of the franchise agreement and the renewal fee is due and payable at the expiration of the initial term of the franchise agreement. Our franchise agreement royalties, including advertising fund contributions, represent sales-based royalties that are related entirely to our performance obligation under the franchise agreement and were recognized as franchise sales occur.
Under the going concern basis of accounting, initial and renewal franchise fees and area development fees were recognized as revenue over the term of the respective agreement. Area development fees are not distinct from franchise fees, so upfront fees paid by franchisees for exclusive development rights were deferred and apportioned to each franchise restaurant opened by the franchisee. The pro-rata amount apportioned to each restaurant was accounted for as an initial franchise fee.
Revenue from vending machine sales was recorded at the point in time when the sale occurred.
Under the liquidation basis of accounting, we have estimated the cash collections from Fuddruckers franchisees over an anticipated holding period. Recent trends in collection of Fuddruckers franchise royalties were used as a basis for this forecast.
Contract Liabilities
Contract liabilities consisted of (1) deferred revenue resulting from initial and renewal franchise fees and upfront area development fees paid by franchisees, which, under the going concern basis of accounting, were generally recognized on a straight-line basis over the term of the underlying agreement, (2) liability for unused gift cards and (3) unamortized discount on gift cards sold to third party retailers. These contract liabilities are included in accrued expenses and other liabilities in our consolidated balance sheet as of August 26, 2020. The following table reflects the change in contract liabilities for the fiscal year ended August 26, 2020, under the going concern basis of accounting:

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 28, 2019	$2,880	$1,287
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,011)	(128)
Increase, net of amounts recognized as revenue during the period	1,541	—
Balance at August 26, 2020	$3,410	$1,159
Disaggregation of Total Revenues (in millions):

	Period Ended	Quarter Ended
	November 18, 2020	December 18, 2019
	(12 weeks)	(16 weeks)
	(in millions)
Revenue from performance obligations:
Satisfied at a point in time	$38.5	$88.3
Satisfied over time	3.4	6.8
Total Sales	$41.9	$95.1
See "Note 7. Reportable Segments" for disaggregation of revenue by reportable segment.

Note 6. Leases
Under the going concern basis of accounting, we accounted for our operating leases as described below. Under the liquidation basis of accounting, we value the operating lease right-of-use assets at zero, since we do not expect to receive cash proceeds or other consideration for the right-of-use assets.
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
At the inception of a new lease, we recognized an operating lease liability and a corresponding right-of-use asset, which are calculated as the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date.
Property lease agreements may include rent holidays, rent escalation clauses and contingent rent provisions based on a percentage of sales in excess of specified levels. Contingent rental expenses (“variable lease cost”) were recognized prior to the achievement of a specified target, provided that the achievement of the target was considered probable. Most of our lease agreements include renewal periods at our option. We included the rent holiday periods and scheduled rent increases in our calculation of straight-line rent expense.
Lease cost for operating leases was recognized on a straight-line basis and included the amortization of the right-of-use asset and interest expense related to the operating lease liability. We used the reasonably certain lease term in our calculation of straight-line rent expense. We expensed rent from commencement date through restaurant open date as opening expense. Once a restaurant opened for business, we recorded straight-line rent expense plus any additional variable contingent rent expense (such as common area maintenance, insurance and property tax costs) to the extent it is due under the lease agreement as occupancy expense for our restaurants and selling, general and administrative expense for our corporate office and support facilities. The interest expense related to the lease liability for abandoned leases was recorded to provision for asset impairments and store closings. Rental expense for lease properties that were subsequently subleased to franchisees or other third parties was recorded as other income.
We made judgments regarding the reasonably certain lease term for each property lease, which impacted the classification and accounting for a lease as a finance lease or an operating lease, the rent holiday and/or escalations in payments that were taken into consideration when calculating straight-line rent, and the term over which leasehold improvements for each restaurant were amortized. These judgments may produce materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
The discount rate used to determine the present value of the lease payments is the Company’s estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, as the Company generally cannot determine the interest rate implicit in the lease.
Lessor
We occasionally lease or sublease certain restaurant properties to our franchisees or to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally similar to our lessee leases described above. Similar to our lessee accounting, we elected the practical expedient that allows us to not separate non-lease components from lease components in regard to all property leases where we are the lessor.
Supplemental balance sheet information related to our leases was as follows:

Operating Leases	Balance Sheet Classification	December 16, 2020	August 26, 2020
		(Liquidation Basis)	(Going Concern Basis)
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$—	$16,756

Current lease liabilities	Operating lease liabilities-current	N/A	$3,903
Non-current lease liabilities	Operating lease liabilities-noncurrent	N/A	17,797
Total lease liabilities		$18,563	$21,700
See the Lease Liabilities section of Note 3. Net Assets in Liquidation for further discussion of our lease liabilities.
Weighted-average lease terms and discount rates were as follows:

	December 16, 2020	August 26, 2020
Weighted-average remaining lease term	6.18 years	5.73 years

Weighted-average discount rate	9.71%	9.57%
Under the going concern basis of accounting, components of lease expense were as follows:

	12 Weeks Ended	16 Weeks Ended
	November 18, 2020	December 18, 2019
	(in thousands)
Operating lease expense	$1,120	$2,597
Variable lease expense	138	296
Short-term lease expense	92	63
Sublease expense	18	221
Total lease expense	$1,368	$3,177

Under the going concern basis of accounting, operating lease income was included in other income on our consolidated statements of operations and was comprised of:

	12 Weeks Ended	16 Weeks Ended
	November 18, 2020	December 18, 2019
	(in thousands)
Operating lease income	$62	$290
Sublease income	18	172
Variable lease income	5	74
Total lease income	$85	$536
Supplemental disclosures of cash flow information related to leases were as follows:

	12 Weeks Ended	16 Weeks Ended
	November 18, 2020	December 18, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,358	$2,850

Right-of-use assets obtained in exchange for lease liabilities	$—	$—
Operating lease obligations maturities in accordance with Topic 842 as of December 16, 2020 were as follows:

(in thousands)
Remainder of FY 2021	$3,762
FY 2022	3,712
FY 2023	3,762
FY 2024	2,960
FY 2025	3,730
Thereafter	7,479
Total lease payments	25,405
Less: imputed interest	(6,842)
Present value of operating lease obligations	$18,563
The operating lease obligation and rent expense tables above include amounts related to two leases with related parties, which are further described at "Note 14. Related Parties".

Note 7. Reportable Segments
As more fully described at Note 1. Basis of Presentation, through November 18, 2020, we had five reportable segments: Luby’s Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise Restaurants, Fuddruckers franchise operations, and CCS. In connection with our Plan of Liquidation, we have one reportable segment as of November 19, 2020.
Company-owned restaurants
Company-owned restaurants consisted of Luby’s Cafeterias, Fuddruckers Restaurants and Cheeseburger in Paradise Restaurant reportable segments. We considered each restaurant to be an operating segment because operating results and cash flow could be determined for each restaurant. We aggregated our restaurant operating segments into reportable segments by restaurant brand because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the long-term store level profit margins, and the nature of the regulatory environment were similar. The chief operating decision maker analyzed store level profit which is defined as restaurant sales and vending revenue, less cost of food, payroll and related costs, other operating expenses and occupancy costs. All Company-owned Luby’s cafeterias, Fuddruckers and Cheeseburger in Paradise restaurants are casual dining restaurants.
The Luby’s Cafeterias segment included the results of our company-owned Luby’s Cafeterias restaurants. The total number of Luby’s cafeterias operating at November 18, 2020 and August 26, 2020 were 60 and 61, respectively.
The Fuddruckers restaurant segment included the results of our company-owned Fuddruckers restaurants. The total number of Fuddruckers restaurants operating at November 18, 2020 and August 26, 2020 were 24 and 24, respectively.

Included in the restaurant counts above are five Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. The Combo units are included in the above counts for both Luby's cafeteria and Fuddruckers restaurants.
We operated one Cheeseburger in Paradise restaurant during the quarter ended December 16, 2019, which was closed permanently in March 2020.
CCS
CCS, branded as Luby’s Culinary Services, consists of a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of CCS on our consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. The total number of CCS contracts at November 18, 2020 and August 26, 2020 were 26 and 26, respectively.
Fuddruckers Franchise Operations
We only offer franchises for the Fuddruckers brand. Initial franchise agreements generally have a term of 20 years. Franchise agreements typically grant franchisees an exclusive territorial license to operate a single restaurant within a specified area.
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
We had 71 franchised restaurants at both November 18, 2020 and August 26, 2020.

Segment Table
The tables below show segment financial information under the going concern basis of accounting. The table also lists total assets for each reportable segment. Corporate assets include cash and cash equivalents, restricted cash, property and equipment, assets related to discontinued operations, property held for sale, deferred tax assets, and prepaid expenses.

	Period Ended November 18, 2020	Quarter Ended December 18, 2019
	(12 weeks)	(16 weeks)
	(In thousands)
Sales:
Luby's cafeterias	$31,949	$67,144
Fuddruckers restaurants	4,550	15,679
Cheeseburger in Paradise restaurants	—	845
Culinary contract services	4,918	9,774
Fuddruckers franchise operations	530	1,707
Total	$41,947	$95,149
Segment level profit:
Luby's cafeterias	$4,896	$7,909
Fuddruckers restaurants	(412)	(33)
Cheeseburger in Paradise restaurants	(85)	(67)
Culinary contract services	451	826
Fuddruckers franchise operations	236	1,141
Total	$5,086	$9,776
Depreciation and amortization:
Luby's cafeterias	$1,530	$2,451
Fuddruckers restaurants	167	550
Cheeseburger in Paradise restaurants	—	28
Culinary contract services	8	10
Fuddruckers franchise operations	1	236
Corporate	436	487
Total	$2,142	$3,762
Capital expenditures:
Luby's cafeterias	$416	$587
Fuddruckers restaurants	17	55
Cheeseburger in Paradise restaurants	—	1
Fuddruckers franchise operations	—	7
Corporate	—	44
Total	$433	$694

	Period Ended November 18, 2020	Quarter Ended December 18, 2019
	(12 weeks)	(16 weeks)
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$5,086	$9,776
Opening costs	—	(12)
Depreciation and amortization	(2,142)	(3,762)
Selling, general and administrative expenses	(4,267)	(10,158)
Other charges	(416)	(1,238)
Net provision for asset impairments and restaurant closings	85	(1,110)
Net loss on disposition of property and equipment	(117)	(30)
Interest income	8	23
Interest expense	(1,212)	(1,962)
Other income, net	30	240
Total	$(2,945)	$(8,233)

August 26, 2020
(in thousands)
Total assets:
Luby's cafeterias	$90,349
Fuddruckers restaurants (1)	26,502
Cheeseburger in Paradise restaurants (2)	164
Culinary contract services	4,744
Fuddruckers franchise operations (3)	8,973
Corporate	46,671
Total	$177,403

(1) Includes Fuddruckers trade name intangible of $6.9 million at August 26, 2020.
(2) Includes Cheeseburger in Paradise liquor licenses, and Jimmy Buffett intangibles of $34 thousand at August 26, 2020.
(3) Fuddruckers franchise operations segment includes royalty intangibles of $8.4 million at August 26, 2020.

Note 8. Other Charges
Under the going concern basis of accounting, other charges included those expenses that we considered related to our restructuring efforts or were not part of our ongoing operations.

	Period Ended November 18, 2020	Quarter Ended December 18, 2019
	(12 weeks)	(16 weeks)
	(In thousands)
Employee severances	$—	$619
Restructuring related	416	619
Total Other charges	$416	$1,238
Under the liquidation basis of accounting, costs that are expected to be settled in cash have been accrued for and are included in estimated costs in excess of estimated receipts on our consolidated statement of net assets in liquidation.

Note 9. Fair Value Measurements (Going Concern Basis)
GAAP establishes a framework for using fair value to measure assets and liabilities and expands disclosure about fair value measurements. Fair value measurements guidance applies whenever other authoritative accounting guidance requires or permits assets or liabilities to be measured at fair value.
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
The fair values of the Company's cash and cash equivalents, restricted cash and cash equivalents, trade receivables and other receivables, net, and accounts payable approximate their carrying value due to their short duration. The carrying value of the Company's total long-term debt, net of unamortized discounts and debt issue costs, at August 26, 2020 was approximately $54.1 million, which approximates fair value because the applicable interest rate is adjusted frequently based on short-term market rates (Level 2).
There were no recurring fair value measurements related to assets or liabilities at August 26, 2020.
There were no non-recurring fair value measurement adjustments for the 12 week period ended November 18, 2020.
Non-recurring fair value measurements related to impaired operating lease right-of-use assets and property held for sale for the quarter ended December 18, 2019 consisted of the following:

		Fair Value Measurement Using
	December 18, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(3)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale (1)	$4,661	$—	$—	$4,661	$(19)
Operating lease right-of-use assets (2)	—	—	—	—	(488)
Total Nonrecurring Fair Value Measurements	$4,661	$—	$—	$4,661	$(507)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $4.7 million were written down to their fair value, less costs to sell, of approximately $4.7 million, resulting in an impairment charge of approximately $19 thousand.
(2) In accordance with Subtopic 360-10, operating lease right-of-use assets with a carrying amount of approximately $0.5 million were written down to their fair value of zero, resulting in an impairment charge of approximately $0.5 million.
(3) Total impairments are included in provision for asset impairments and restaurant closings in our unaudited consolidated statement of operations for the quarter ended December 18, 2019.

Note 10. Income Taxes
No cash payments of estimated federal income taxes were made during the 12 week period ended November 18, 2020 and the quarter ended December 18, 2019, respectively. Under the going concern basis of accounting, deferred tax assets and liabilities were recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Under the liquidation basis of accounting, we have estimated the actual cash tax payments based on our estimate of operations and the timing and amount to be collected on the sale of our assets. We have included this amount in estimated costs in excess of estimated receipts on our consolidated statement of net assets in liquidation.
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
The effective tax rate ("ETR") for continuing operations was a negative 2.0% for the 12 week period ended November 18, 2020 and a negative 1.1% for the quarter ended December 18, 2019. The ETR for the 12 week period ended November 18, 2020 differs from the federal statutory rate of 21% due to management's full valuation allowance conclusion, state income taxes, and other discrete items.
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
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous tax provisions; however, there was no impact on our income tax provision due to management's full valuation allowance conclusion. We will continue to assess the effect of the CARES Act and the ongoing other legislation related to the COVID-19 pandemic that may be issued, including the subsequent event of the Consolidated Appropriations Act 2021 that was signed in law on December 27, 2020.

Note 11. Property and Equipment, Intangible Assets and Goodwill
Under the going concern basis of accounting, our property and equipment, intangible assets and goodwill was accounted for as described below. Under the liquidation basis of accounting, our property and equipment and intangible assets, including intangible assets not recognized on the going concern basis, are recorded on the statement of net assets in liquidation at the amount of their estimated cash proceeds or other consideration from liquidation.
Our property and equipment were recorded at cost, net of impairment, and accumulated depreciation of property and equipment at August 26, 2020, together with the related estimated useful lives used in computing depreciation and amortization, as summarized below:

	August 26, 2020	Estimated Useful Lives (years)
	(In thousands)
Land	$42,572		—
Restaurant equipment and furnishings	60,685	3	to	15
Buildings	114,909	20	to	33
Leasehold and leasehold improvements	20,429	Lesser of lease term or estimated useful life
Office furniture and equipment	3,178	3	to	10
	241,773
Less accumulated depreciation and amortization	(141,174)
Property and equipment, net	$100,599
Intangible assets, net	$15,343	15	to	21
Intangible assets, net, included the Fuddruckers trade name and franchise agreements were amortized. We believed the Fuddruckers brand name had an expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it is being used. The trade name represented a respected brand with customer loyalty and the Company intended to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, had an estimated accounting life of 21 years from the date of acquisition, July 2010, and was being amortized over this period of time.
Intangible assets, net, also included the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets had an expected useful life of 15 years from the date of acquisition, December 2012.
The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.3 million and $0.4 million for the 12 week period ended November, 18, 2020 and the quarter ended December 18, 2019, respectively.
The following table presents intangible assets as of August 26, 2020.

	August 26, 2020
	(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:

Fuddruckers trade name and franchise agreements	$29,496	$(14,189)	$15,307

Cheeseburger in Paradise trade name and license agreements	146	(110)	36

Intangible assets, net	$29,642	$(14,299)	$15,343

Under the going concern basis of accounting, goodwill, net of accumulated impairments, was approximately $195 thousand as of August 26, 2020. The Company recorded no goodwill impairment charges during the 12 week period ended November 18, 2020 and the quarter ended December 18, 2019, respectively. Under the liquidation basis of accounting, there is no goodwill included on our statement of net assets in liquidation.
Note 12. Impairment of Long-Lived Assets, Discontinued Operations, Property Held for Sale and Store Closings
Impairment of Long-Lived Assets and Store Closings
Under the going concern basis of accounting, we periodically evaluated long-lived assets held for use and held for sale whenever events or changes in circumstances indicated that the carrying amount of those assets may not be recoverable. We analyzed historical cash flows of operating locations and compared results of poorer performing locations to more profitable locations. We also analyzed lease terms, condition of the assets and related need for capital expenditures or repairs, as well as construction activity and the economic and market conditions in the surrounding area.
For assets held for use, we estimated future cash flows using assumptions based on possible outcomes of the areas analyzed. If the estimated undiscounted future cash flows were less than the carrying value of the location’s assets, we recorded an impairment loss based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, required management’s subjective judgments. Assumptions and estimates used included operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and, if applicable, lease terms. The span of time for which future cash flows were estimated was often lengthy, increasing the sensitivity to assumptions made. The time span could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets could vary within a wide range of outcomes. We considered the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss was then based on the fair value of the asset as determined by discounted cash flows.
We recognized the following impairment charges to income from operations:

	Period Ended	Quarter Ended
	November 18, 2020	December 18, 2019
	(12 weeks)	(16 weeks)
	(In thousands, except per share data)
Net provision for asset impairments and restaurant closings	$(85)	$1,110
Net loss on disposition of property and equipment	117	30
	$32	$1,140
Effect on EPS:
Basic	$—	$(0.04)
Assuming dilution	$—	$(0.04)

The $0.1 million net gain in provision for asset impairments and restaurant closings for the period ended November 18, 2020 is primarily related to a $0.7 million net gain on the termination of seven leases where we permanently ceased operations and negotiated buyouts of the leases, partially offset by a $0.6 million write-off of the right-of-use asset for one of our leased locations.
The $1.1 million provision for asset impairments and restaurant closings for the quarter ended December 18, 2019 was primarily related to the impairment of the right-of-use asset for two of our leased locations where we ceased operations during the period and certain surplus equipment written down to fair value.
Discontinued Operations
As a result of the first quarter fiscal 2010 adoption of our Cash Flow Improvement and Capital Redeployment Plan, we reclassified 24 Luby’s Cafeterias to discontinued operations. Under the going concern basis of accounting, at November 18, 2020, one non-operating location remained held for sale.

The following table sets forth the assets and liabilities for all discontinued operations:

August 26, 2020
(In thousands)
Property and equipment	$1,715
Assets related to discontinued operations—non-current	$1,715
Accrued expenses and other liabilities	$17
Liabilities related to discontinued operations—current	$17

Under the going concern basis of accounting, losses from discontinued operations for the 12 week period ended November 18, 2020 and the quarter ended December 18, 2019 were not significant.
Property Held for Sale
Under the going concern basis of accounting, property held for sale was accounted for as discussed below. Under the liquidation basis of accounting, all of our property is for sale and is recorded on the statement of net assets in liquidation at the amount of their estimated cash proceeds or other consideration from liquidation.
Under the going concern basis of accounting, we periodically reviewed long-lived assets against our plans to retain or ultimately dispose of properties. If we decided to dispose of a property, it was moved to property held for sale, actively marketed and recorded at fair value less transaction costs. We analyzed market conditions each reporting period and recorded additional impairments due to declines in market values of like assets. The fair value of the property was determined by observable inputs such as appraisals and prices of comparable properties in active markets for assets like ours. Gains were not recognized until the properties were sold.
Under the going concern basis of accounting, property held for sale included unimproved land, closed restaurant properties, properties with operating restaurants that our Board of Directors had approved for sale, and related equipment for locations not classified as discontinued operations. The specific assets were valued at the lower of net depreciated value or net realizable value.
At August 26, 2020, we had 10 owned properties with a carrying value of approximately $11.2 million in property held for sale.
Abandoned Leased Facilities - Liability for Store Closings
As of December 16, 2020 and August 26, 2020, we classified 11 and 18 leased restaurant locations as abandoned, respectively. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During the quarter ended December 16, 2020, we settled and terminated seven leases.
The liability for our abandoned leases at December 16, 2020 and August 26, 2020 is as follows (in thousands):

	December 16, 2020	August 26, 2020
	(Liquidation Basis)	(Going Concern Basis)
Short-term lease liability	N/A	$365
Long-term lease liability	N/A	2,348
Operating lease liabilities	$1,987	2,713
Accrued expenses and other liabilities	1,721	2,088
Total	$3,708	$4,801

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
Note 14. Related Parties
Affiliate Services
Christopher J. Pappas, the Company’s former Chief Executive Officer (see Subsequent Events section of Note 1. Basis of Presentation), and Harris J. Pappas, a former director of Company, own two restaurant related entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5 percent of the Company's common stock.
Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. We received no services under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the quarters ended December 16, 2020 and December 18, 2019, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.
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
On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provides for a primary term of approximately 12 years with two subsequent five-year options and gives the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company pays rent of $22.00 per square foot plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, the landlord agreed to abate the rent for April, 2020. We entered into an amendment to the lease, effective July 1, 2020, whereby (1) the lease was terminated early on December 31, 2020, (2) the rent for May and June of 2020 was abated and (3) commencing July 1, 2020 through the early termination date, the monthly rent was a fixed gross amount. The amendment was approved by the Finance and Audit Committee of our Board of Directors.
In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement with Pappas Restaurants, Inc. for one of our Fuddruckers locations in Houston, Texas. The lease provided for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. Currently, the lease agreement provides for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors. In December 2019 we exercised the first five-year renewal option, effective June 1, 2020. The renewal was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, Pappas Restaurants, Inc. agreed to abate the rent for April and May of 2020.
For the quarters ended December 16, 2020 and December 18, 2019, affiliated rents incurred as a percentage of relative total Company cost was 0.72% and 0.50%, respectively. Rent payments under the two lease agreements described above were $105 thousand and $154 thousand, respectively.

Key Management Personnel
Mr. Paapas resigned his position as President and Chief Executive Officer, effective January 27, 2021. Previously, on December 11, 2017, the Company had entered into a new employment agreement with Mr. Pappas. Under the employment agreement, which is no longer effective as of January 27, 2021 (see Subsequent Events section of Note 1. Basis of Presentation), the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renewed for additional one year periods, unless terminated in accordance with its terms. The employment agreement had been unanimously approved by the Executive Compensation Committee of our Board of Directors as well as by the full Board at that time. Previously, effective August 1, 2018, the Company and Mr. Pappas agreed to reduce his fixed annual base salary to one dollar.
Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 15. Debt
The following table summarizes debt balances at December 16, 2020 (liquidation basis) and August 26, 2020 (going concern basis), in thousands:

	December 16, 2020	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$10,000	$10,000
2018 Credit Agreement - Term Loans	36,583	36,583
Total credit facility debt	46,583	46,583
2020 PPP Loan	10,000	10,000
Total Long-Term Debt	N/A	56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total long-term debt, less unamortized debt issuance costs	N/A	54,118
Current portion of credit facility debt	N/A	—
Long-term debt, less current portion	N/A	$54,118
PPP Loan
On April 21, 2020. we entered into a promissory note with Texas Capital Bank, N.A., ("TCB") effective April 12, 2020, that provides for a loan in the amount of $10.0 million (the 'PPP Loan") pursuant to the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan is subject to forgiveness under the PPP upon our request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan matures on April 12, 2022, two years from the commencement date and bears interest at a rate of 1.0% per annum.
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
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness that will be approved. As of December 16, 2020, we were in full compliance with all covenants with respect to the PPP Loan. See Note 1. Basis of Presentation, Subsequent Events.
2018 Credit Agreement
On December 13, 2018, we entered into a credit agreement (amended as defined below), the “Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC

(“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80 million consisting of a $10 million revolving credit facility (the “Revolver”), a $10 million delayed draw term loan (“Delayed Draw Term Loan”), and a $60 million term loan (the “Term Loan”, and together with the Revolver and the Delayed Draw Term Loan, the “Credit Facility”). The Credit Facility terminates on, and all amounts owing thereunder must be repaid on, December 13, 2023.
On July 31, 2019, we entered into the First Amendment to the Credit Agreement (the “First Amendment”) to extend the Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the Credit Agreement and (b) September 13, 2020. On December 18, 2019, we entered into the Second Amendment to the Credit Agreement which did not change any terms of the agreement permanently. The amendment only decreased the amount of mandatory prepayment related to the sale of two properties in the quarter ended March 11, 2020. We entered into the Third Amendment to Credit Agreement, dated April 21, 2020 (the "Third Amendment"). The Third Amendment permitted us to incur indebtedness under the PPP Loan and terminated the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan. On August 21, 2020, we entered into the Fourth Amendment to the Credit Agreement that decreased the amount of mandatory prepayments related to the sale of two properties in the quarter ended August 26, 2020. No other terms of the agreement were changed permanently by this amendment.
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at December 16, 2020 of approximately $4.1 million is recorded in restricted cash and cash equivalents on our consolidated statement of net asset in liquidation. LIBOR is set to terminate in December 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
As of December 16, 2020, we have approximately $6.6 million principal payments due under the Credit Facility in the next 12 months.
The Company also paid a quarterly commitment fee based on the unused portion of the Revolver and the Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the Delayed Draw Term Loan and the Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the Credit Facility.
Indebtedness under the Credit Facility is secured by a security interest in, among other things, all of our present and future personal property (other than certain excluded assets), all of the personal property of our guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the Credit Agreement) of the Company and its subsidiaries. Under the Credit Facility, 80% of net proceeds from asset sales, including real property sales, are applied as mandatory prepayments of our Term Loan.
The Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of December 16, 2020, the we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility are guaranteed by the subsidiaries of the Company.
As of December 16, 2020, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $18 thousand in other indebtedness.
As of February 1, 2021, the Company was in compliance with all covenants under the terms of the Credit Agreement.

Note 16. Share-Based and Other Compensation Matters
We have two active share-based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Non-employee Director Stock Plan, as amended and restated effective February 9, 2018. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.
As of December 16, 2020, no shares remain available for future issuance under the Non-employee Director Stock Plan. Compensation costs for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in selling, general and administrative expenses, was approximately $158 thousand and $153 thousand for the 12 weeks ended November 18, 2020 and the quarter ended December 18, 2019, respectively.
Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.4 million options and restricted stock units have been granted to date, and 5.2 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of December 16, 2020, approximately 1.9 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, was approximately $25 thousand and $212 thousand, respectively, for the 12 weeks ended November 18, 2020 and the quarter ended December 18, 2019.
Stock Options
Stock options granted under either the Employee Stock Plan or the Non-employee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.
Option awards under the Non-employee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Non-employee Director Stock Plan in the quarter ended December 16, 2020. No options to purchase shares were outstanding under the Non-employee Director Stock Plan as of December 16, 2020.
Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the quarter ended December 16, 2020. Options to purchase 849,970 shares at option prices of $2.82 to $5.95 per share remain outstanding as of December 16, 2020.
A summary of the Company’s stock option activity for the quarter ended December 16, 2020 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 26, 2020	860,501	$4.07	5.0	$—
Expired	(10,531)	$5.39	—	—
Outstanding at December 16, 2020	849,970	$4.05	4.7	$5.0
Exercisable at December 16, 2020	849,970	$4.05	4.7	$5.0
The intrinsic value for stock options is defined as the difference between the current market value, or closing price on December 16, 2020, and the grant price on the measurement dates in the table above.
At December 16, 2020, there is no unrecognized compensation cost related to unvested options.
Restricted Stock Units
Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.
A summary of the Company’s restricted stock unit activity during the quarter ended December 16, 2020 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2020	173,808	$2.57	2.0
Vested	(52,782)	$2.80	—
Unvested at December 16, 2020	121,026	$2.47	2.0
Performance Based Incentive Plan
The 2018 TSR Performance Based Incentive Plan (the "2018 TSR Plan") provided for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a period of three years. The grant date fair value of the 2018 TSR Plan was determined based on a Monte Carlo simulation model for a period of three years. The target number of shares for distribution at 100% of the award was 373,294 on the grant date. The 2018 TSR Plan was accounted for as an equity award since it provides for a specified number of shares. The expense for this plan year was amortized over a period of three years based on 100% target award. The three years measurement period ended on August 26, 2020. Based on our total shareholder return ranking, no shares were vested and distributed.
Non-cash compensation expense related to our 2018 TSR Plan, recorded in selling, general and administrative expenses, was approximately $118 thousand in the quarter ended December 18, 2019.
Restricted Stock Awards
Under the Non-employee Director Stock Plan, directors received grants of restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors received a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted was valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. As of December 16, 2020, there are no shares available for issuance under the Non-employee Director Stock Plan and future directors compensation will be paid in cash.
Cash and Restricted Share Bonus Plan
On August 12, 2020, the Board of Directors approved a bonus opportunity agreement by which five members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer are eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the "retention awards"). The retention awards are intended to retain certain key employees in their roles with the Company and to carry out the Plan of Dissolution. A portion of the retention awards is earned for each of the closing of the sale of (1) our CCS business line, (2) the Fuddruckers business line and (3) 30 or more of our Luby's Cafeterias (each being a "Triggering Event"). The cash bonus will be paid on the next payroll cycle following such Triggering Event. The restricted stock award will be considered earned as of such Triggering Event and shall vest on the 1st anniversary of the Triggering Event, unless the individual's employment with us is terminated prior to the restriction lapsing. The total cash bonus available to be earned is $0.2 million. The total number of restricted stock available to be earned is 127,000 shares. The grant date for the restricted stock award was August 25, 2020 and the grant date fair value was $139 thousand, based on the average share price of our common stock on the grant date of $1.095.
Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100% The total amount of severance that would be paid as of December 16, 2020 is $1.0 million.

Note 17. Earnings Per Share (Going Concern Basis)
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the 12 week period ended November 18, 2020 and the quarter ended December 18, 2019 include 849,970 shares and 1,174,247 shares, respectively, with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.
The components of basic and diluted net loss per share are as follows:

	Period Ended	Quarter Ended
	November 18, 2020	December 18, 2019
	(12 weeks)	(16 weeks)
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,003)	$(8,327)
Loss from discontinued operations, net of income taxes	(16)	(11)
NET INCOME (LOSS)	$(3,019)	$(8,338)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,662	30,054
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	30,662	30,054

Loss per share from continuing operations:
Basic and diluted	$(0.10)	$(0.28)
Loss per share from discontinued operations:
Basic and diluted	$0.00	$0.00
Loss per share:
Basic and diluted	$(0.10)	$(0.28)

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
On February 14, 2020, the Board of Directors approved the second amendment to the shareholder rights plan extending the term of the plan to February 15, 2021. On November 17, 2020, the Company's shareholders ratified the shareholder rights plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended December 16, 2020 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2020
The following table shows our restaurant unit count as of August 26, 2020 and December 16, 2020.
Restaurant Counts:

	August 26, 2020	FY21 YTDQ1 Openings	FY21 YTDQ1 Closings	December 16, 2020
Luby’s cafeterias	61	—	(2)	59
Fuddruckers restaurants	24	—	—	24
Total	85	—	(2)	83

Recent Developments
As more fully discussed at Part II, Item 5. Other Information, Christopher J. Pappas tendered his resignation as President and CEO of Luby’s, Inc., effective January 27, 2021 and the Board of Directors appointed John Garilli as Interim President and Chief Executive Officer. Mr. Pappas remains a member of the Company's Board of Directors.
Overview
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Plan of Liquidation
On November 17, 2020 our shareholders approved the Plan of Liquidation and Dissolution (the “Plan of Liquidation“ or the “Plan”). The Plan provides for an orderly sale of our businesses, operations, and real estate, payment of our liabilities and other obligations, and an orderly wind down of any remaining operations and dissolution of the Company. We intend to attempt to convert all of our assets into cash, satisfy or resolve our remaining liabilities and obligations, including contingent liabilities, claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution with the state of Delaware. The assets to be sold include our Luby's Cafeterias, Fuddruckers, and Culinary Contract Services ("CCS") operating divisions, as well as our real estate. We currently anticipate that our common stock will be delisted from the New York Stock Exchange ("NYSE") upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or three years. The delisting of our common stock may occur sooner in accordance with the applicable rules of the NYSE.
Following the Adoption of the Plan of Liquidation
We have determined, as a result of the approval of the Plan by our shareholders, that liquidation is imminent, as defined in ASC 205-30 Financial Statement Presentation, Liquidation Basis of Accounting. Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan will be blocked by other parties, or (b) the Plan is being imposed by other forces (for example, involuntary bankruptcy).
Accordingly, we have changed our basis of accounting from the going concern basis to the liquidation basis effective November 19, 2020. Although shareholder approval of the Plan occurred on November 17, 2020, we are using the liquidation basis of accounting effective November 19, 2020 as a convenience date. Any activity between November 17, 2020 and November 19, 2020 would not be materially different under the liquidation basis of accounting.
The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.
Under the liquidation basis of accounting, the consolidated balance sheet and consolidated statements of operations, equity and cash flows are no longer presented.
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
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and may include previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management.For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company, and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For estimated business unit valuations we considered estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as, the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, were also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
The liquidation basis of accounting requires us to accrue and present separately, without discounting, the estimated disposal and other costs, including any costs associated with the sale or settlement of our assets and liabilities and the estimated operating income or loss that we reasonably expect to incur, including providing for federal income taxes during the remaining expected duration of the liquidation period. In addition, deferred tax assets previously provided for under the going concern basis of accounting, which include net operating losses and other tax credits, may be realized partially or in full, subject to IRS limitations, to offset taxable income we expect to generate from the liquidation process.
Under the liquidation basis of accounting, we will recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement.
These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution.
The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan. It is currently anticipated that a majority of our assets will be sold by December 31, 2021, with a final liquidation by June 30, 2022; however, it is likely that the full realization of proceeds from these sales will extend beyond that date.
Net assets in liquidation represents the estimated liquidation value to holders of common shares upon liquidation. The net assets in liquidation at December 16, 2020 would result in liquidating distributions of approximately $3.82 per common share based on the number of common shares outstanding at that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock option The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options. are exercised, is not materially different from the amount stated above. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
COVID-19
The novel coronavirus disease (“COVID-19”) pandemic has had a significant impact on our level of operations, guest behavior, guest traffic, and the number of locations where we and our Fuddruckers franchisees operate. As a result, at the onset of the COVID-19 pandemic in the spring of 2020, we modified our business operations within our restaurants and significantly reduced staffing at our corporate support office.
On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order, a condition that continues through the date of this filing. Prior to the onset of the COVID-19 pandemic we operated 118 restaurants. As of December 16, 2020, we operated 83 restaurants (59 Luby’s cafeterias and 24 Fuddruckers restaurants).

Additionally, our Fuddruckers franchisees operated 90 locations prior to the COVID-19 pandemic and operated 71 restaurants as of December 16, 2020.
While the vaccines for COVID-19, which were first made available in the United States ("U.S.") in December 2020, present an encouraging sign, we continue to see rising cases of COVID-19 infection throughout the U.S. As we execute on our Plan of Liquidation, we are still operating a number of restaurants as described above. Uncertainty remains regarding the rate of immunization in the public and timing of an economic recovery. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.
Asset Disposal and Liquidation Activities
Brands
•In December 2020 we terminated our sub-license to the Cheeseburger in Paradise brand name in return for compensation from the sub-licensor. Proceeds from the sale were immaterial and have been included in the calculation of net assets in liquidation as of December 16, 2020.
•In December 2020 we announced that we entered into an agreement to franchise 13 of our company-owned Fuddruckers restaurants to Black Titan Holding, LLC. We expect this transaction to close in the second quarter of fiscal year 2021.
•Subsequent to December 16, 2020, we sold our rights to the Koo Koo Roo brand name to an independent third party. Proceeds from the sale were immaterial and have been included in the calculation of net assets in liquidation as of December 16, 2020.
Real Estate
•During fiscal year 2020, we sold 9 properties for total net proceeds of approximately $23.7 million.
•Through February 1, 2021, no properties have been sold during fiscal year 2021.
•As of February 1, 2021, the Company has ownership of 65 properties.
Lease Settlements
In fiscal year 2020, we terminated and settled our remaining lease obligation for 16 closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. In the first quarter of fiscal year 2021, we terminated and settled our remaining lease obligation at seven closed restaurant properties. Subsequent to the first quarter of fiscal year 2021, we settled one addition lease obligation for a closed restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 24 leases for approximately 25% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. Although we can offer no assurances that we will continue to settle any lease obligation for less than its recorded values, any future settlements at less than the recorded value of the related lease obligation would increase our reported net assets in liquidation.
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
Same-Store Sales
Due to the lack of comparability of current year period and year-to-date restaurant sales due to the effects of the COVID-19 pandemic and the conversion to the liquidation basis of accounting, we are not presenting Same-Store Sales comparisons in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS
Three Periods Ended November 18, 2020 Compared to Quarter Ended December 18, 2019
Comparability between periods is affected by the varying lengths of the periods and the periods ending at different points in the calendar year when seasonal patterns for sales are different. The three periods ended November 18, 2020 consisted of 12 weeks while the quarter ended December 18, 2019 consisted of 16 weeks.
Sales

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	12 weeks vs 16 weeks
Restaurant sales	$36,485	$83,558	$(47,073)	(56.3)%
Culinary contract services	4,918	9,774	(4,856)	(49.7)%
Franchise revenue	530	1,707	(1,177)	(69.0)%
Vending revenue	14	110	(96)	(87.3)%
TOTAL SALES	$41,947	$95,149	$(53,202)	(55.9)%

Under the going concern basis of accounting, the Company had five reportable segments: Luby's cafeterias, Fuddruckers restaurants, Cheeseburger in Paradise, Fuddruckers franchise operations, and CCS. Subsequent to the shareholder approval of the Plan of Liquidation, we no longer make operating decisions or assess performance in separate segments as all assets are considered held for sale. Accordingly, we have only one reporting and operating segment subsequent to November 18, 2020.
Company-Owned Restaurants
Restaurant Sales

($000s)	Three Periods Ended	Quarter Ended
Restaurant Brand	November 18, 2020	December 18,	Increase/(Decrease)
		2019	$ Amount	% Change
	(12 weeks)	(16 weeks)	(12 weeks vs 16 weeks)
Luby’s cafeterias	$28,906	$60,785	$(31,879)	(52.4)%
Combo locations	3,043	6,359	(3,316)	(52.1)%
Luby's cafeteria segment	31,949	67,144	(35,195)	(52.4)%
Fuddruckers restaurants segment	4,536	15,569	(11,033)	(70.9)%
Cheeseburger in Paradise segment	—	845	(845)	(100.0)%
Total Restaurant Sales	$36,485	$83,558	$(47,073)	(56.3)%

Total restaurant sales decreased approximately $47.1 million in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The decrease in restaurant sales included an approximate $31.9 million decrease in sales at stand-alone Luby's cafeterias, an approximate $11.0 million decrease in sales at stand-alone Fuddruckers restaurants, an approximate $3.3 million decrease in sales from Combo locations, and an approximate $0.8 million decrease in sales at Cheeseburger in Paradise restaurants.
•The approximate $31.9 million decrease in sales at stand-alone Luby's cafeteria restaurants was the result of closures and reduced operations due to local COVID-19 restrictions and the comparison of 12 weeks vs 16 weeks.
•The approximate $11.0 million decrease in sales at stand-alone Fuddruckers restaurants was the result of closures and reduced operations due to local COVID-19 restrictions and the comparison of 12 weeks vs 16 weeks.
•The approximate $3.3 million decrease in sales at Combo locations was the result of closures and reduced operations due to local COVID-19 restrictions and the comparison of 12 weeks vs 16 weeks.
•The approximate $0.8 million decrease in sales at Cheeseburger in Paradise restaurants was the result of the one remaining location being closed.

Cost of Food

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks	(16 weeks)	(12 weeks vs 16 weeks)
Cost of food:
Luby's cafeteria segment	$8,120	$19,396	$(11,276)	(58.1)%
Fuddruckers restaurants segment	1,228	4,284	(3,056)	(71.3)%
Cheeseburger in Paradise segment	—	262	(262)	(100.0)%
Total Restaurants	$9,348	$23,942	$(14,594)	(61.0)%

As a percentage of restaurant sales
Luby's cafeteria segment	25.4%	28.9%		(3.5)%
Fuddruckers restaurants segment	27.1%	27.5%		(0.4)%
Cheeseburger in Paradise segment	nm	31.0%		nm
Total Restaurants	25.6%	28.7%		(3.1)%

Cost of food is comprised of the cost associated with the sale of food and beverage products that are consumed while dining in our restaurants, as take-out, and as catering. Cost of food decreased approximately $14.6 million, or 61.0%, in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019 due to closures and reduced operations at restaurants due to local COVID restrictions and the comparison of 12 weeks vs 16 weeks. As a percentage of restaurant sales, food costs decreased 3.1% to 25.6% in the three periods ended November 18, 2020 compared to 28.7% in the quarter ended December 18, 2019.
Payroll and Related Costs

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	(12 weeks vs 16 weeks)
Payroll and related Costs:
Luby's cafeteria segment	$11,227	$25,538	$(14,311)	(56.0)%
Fuddruckers restaurants segment	1,720	6,254	(4,534)	(72.5)%
Cheeseburger in Paradise segment	17	342	(325)	(95.0)%
Total Restaurants	$12,964	$32,134	$(19,170)	(59.7)%

As a percentage of restaurant sales
Luby's cafeteria segment	35.1%	38.0%		(2.9)%
Fuddruckers restaurants segment	37.9%	40.2%		(2.3)%
Cheeseburger in Paradise segment	nm	40.5%		nm
Total Restaurants	35.5%	38.5%		(3.0)%

Payroll and related costs decreased approximately $19.2 million, or 59.7%, in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The decrease reflects the impact of closures and reduced operations due to local COVID-19 restrictions and the comparison of 12 weeks vs 16 weeks. As a percentage of restaurant sales, payroll and related costs decreased 3.0% to 35.5% in the three periods ended November 18, 2020 compared to 38.5% in the quarter ended December 18, 2019.

Operating Expenses

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	(12 weeks and 16 weeks)
Other operating expenses:
Luby's cafeteria segment	$6,046	$11,554	$(5,508)	(47.7)%
Fuddruckers restaurants segment	1,061	3,038	(1,977)	(65.1)%
Cheeseburger in Paradise segment	47	202	(155)	(76.7)%
Total Restaurants	$7,154	$14,794	$(7,640)	(51.6)%

As a percentage of restaurant sales
Luby's cafeteria segment	18.9%	17.2%		1.7%
Fuddruckers restaurants segment	23.4%	19.5%		3.9%
Cheeseburger in Paradise segment	nm	23.9%		nm
Total Restaurants	19.6%	17.7%		1.9%

Other operating expenses include restaurant-related expenses for utilities, repairs and maintenance, local store advertising, property and liability insurance uninsured losses, services and supplies. Other operating expenses decreased approximately $7.6 million, or 51.6%, in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The decrease reflects the impact of closures and reduced operations due to local COVID-19 restrictions and the comparison of 12 weeks vs 16 weeks. As a percentage of restaurant sales, other operating expenses increased 1.9%, to 19.6%, in the quarter ended December 16, 2020, compared to 17.7% in the quarter ended December 18, 2019 due primarily to the reasons enumerated above.
Occupancy Costs

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	(12 weeks vs 16 weeks)
Occupancy costs:
Luby's cafeteria segment	$1,660	$2,746	$(1,086)	(39.5)%
Fuddruckers restaurants segment	953	2,137	(1,184)	—
Cheeseburger in Paradise segment	21	107	(86)	—
Total Restaurants	$2,634	$4,990	$(2,356)	(47.2)%

As a percentage of restaurant sales
Luby's cafeteria segment	5.2%	4.1%		1.1%
Fuddruckers restaurants segment	21.0%	13.7%		7.3%
Cheeseburger in Paradise segment	nm	12.7%		nm
Total Restaurants	7.2%	6.0%		1.2%

Occupancy costs include property lease expense, property taxes, and common area maintenance charges, property insurance, and permits and licenses. Occupancy costs decreased approximately $2.4 million, or 47.2%, to approximately $2.6 million in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The decrease was primarily due to a decrease in rent and property taxes associated with operating fewer restaurants and the settlement of leases at closed locations. As a percentage of restaurant sales, occupancy costs increased to 7.2% in the three periods ended November 18,

2020 compared to 6.0% in the quarter ended December 18, 2019 primarily as a result of lower sales due to closures and reduced operations due to local COVID-19 restrictions reducing sales.
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

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	(12 weeks vs 16 weeks)
Franchise revenue	$530	$1,707	$(1,177)	(69.0)%
Cost of franchise operations	294	565	(271)	(48.0)%
Franchise profit	$236	$1,142	$(906)	(79.3)%
Franchise profit as a percentage of franchise revenue	44.5%	66.9%		(22.4)%

Franchise revenue decreased approximately $1.2 million in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The $1.2 million decrease in franchise revenue reflects the closures or reduced operations of most of the franchise network due to local COVID-19 restrictions in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019.
Cost of franchise operations decreased approximately $0.3 million in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The decrease in Cost of franchise operations primarily reflects reduced headcount in supporting the franchise operations in the three periods ended November 18, 2020. Franchise segment profit, defined as franchise revenue less cost of franchise operations, decreased approximately $0.9 million in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019 due primarily to the reasons noted above.
As of November 18, 2020, there were 71 Fuddruckers franchise restaurants.
Culinary Contract Services
Culinary Contract Services ("CCS") is a business line servicing healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS has contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, behavioral hospitals, sports stadiums, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. We focus on clients who are able to enter into agreements in which all operating costs are reimbursed to us and we generally charge a fixed fee as opposed to agreements where we retain all revenues and operating costs and we are exposed to the variability of the operating results of the location. The fixed fee agreements typically present lower financial risk to the company. We operated 26 CCS locations as of November 18, 2020 and 33 as of December 18, 2019.

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	(12 weeks vs 16 weeks)
Culinary contract services sales	$4,918	$9,774	$(4,856)	(49.7)%
Cost of culinary contract services	4,467	8,948	(4,481)	(50.1)%
Culinary contract services profit	$451	$826	$(375)	(45.4)%
Culinary contract services profit as a percentage of Culinary contract services sales	9.2%	8.5%		0.7%

Culinary contract services sales decreased approximately $4.9 million, or 49.7%, in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The $4.9 million sales decrease was primarily related to the decrease in activity and closures due to local COVID-19 restrictions and the impact of comparing 12 weeks to 16 weeks.
Cost of culinary contract services includes the food, payroll and related costs, other direct operating expenses, and corporate overhead expenses associated with generating culinary contract services sales. Cost of culinary contract services decreased approximately $4.5 million, or 50.1%, in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. Culinary contract services segment profit, defined as culinary contract services sales less cost of culinary contract services, increased to 9.2% in the three periods ended November 18, 2020 from 8.5% in the quarter ended December 18, 2019 due to the impact to our culinary contract services clients from COVID-19.
Company-wide Expenses
Opening Costs
Opening costs include labor, supplies, occupancy, and other costs necessary to support a restaurant through its opening period. Opening costs were immaterial in the three periods ended November 18, 2020 compared to $12 thousand in the quarter ended December 18, 2019.
Depreciation and Amortization Expense

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	(12 weeks vs 16 weeks)
Depreciation and amortization	$2,142	$3,762	$(1,620)	(43.1)%
As a percentage of total sales	5.1%	4.0%		1.1%

Depreciation and amortization expense decreased by approximately $1.6 million, or 43.1%, in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019 due primarily to certain assets reaching the end of their depreciable lives, removal of certain assets upon sale and the impact of comparing 12 weeks to 16 weeks. As a percentage of total revenue, Depreciation and amortization expense increased to 5.1% in the three periods ended November 18, 2020 compared to 4.0% in the quarter ended December 18, 2019 due to sales declines due primarily to COVID-19.

Selling, General and Administrative Expenses

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019	Increase/ (Decrease)
	(12 weeks)	(16 weeks)	(12 weeks vs 16 weeks)
General and administrative expenses	$3,773	$8,497	$(4,724)	(55.6)%
Marketing and advertising expenses	494	1,661	(1,167)	(70.3)%
Selling, general and administrative expenses	$4,267	$10,158	$(5,891)	(58.0)%
As a percentage of total sales	10.2%	10.7%		(0.5)%

Selling, general and administrative expenses include marketing and advertising expenses, corporate salaries and benefits-related costs, including restaurant area leaders and regional directors, share-based compensation, professional fees, travel and recruiting expenses and other office expenses. Selling, general and administrative expenses decreased approximately $5.9 million, or 58.0%, in the three periods ended November 18, 2020 compared to the quarter ended December 18, 2019. The decrease in selling, general and administrative expenses reflects the impact from COVID-19 and the comparison of 12 weeks compared to 16 weeks. As a percentage of total revenue, Selling, general and administrative expenses decreased to 10.2% in the three periods ended November 18, 2020, compared to 10.7% in the quarter ended December 18, 2019 due to the reasons described above partially offset by the impact of a decrease in sales.
Other Charges
Other charges include those expenses that we consider related to our restructuring efforts or not part of our recurring operations.

	Three Periods Ended	Quarter Ended
($000s)	November 18, 2020	December 18, 2019
	(In thousands)
Employee severance	—	619
Restructuring related	416	619
Total Other charges	$416	$1,238

In the first quarter of fiscal 2020, we terminated employment of a number of our employees. Employees who were separated from the company were paid severance based on the number of years of service and earnings with the organization, resulting in an approximate $0.6 million charge. In fiscal 2021, through November 18, 2020, there were no employee terminations. In fiscal 2021, we incurred $0.4 million with professional firms supporting our liquidation strategy. In fiscal 2020, we incurred $0.6 million with outside professional firms to assist in evaluating our strategy as well as to help transition portions of our accounting, payroll, operational reporting, and other back-office functions to a leading multi-unit restaurant outsourcing firm.
Provision for Asset Impairments and Restaurant Closings
The $0.1 million net gain in provision for asset impairments and restaurant closings for the period ended November 18, 2020 is primarily related to a $0.7 million net gain on the termination of seven leases where we permanently ceased operations and negotiated buyouts of the leases, partially offset by a $0.6 million write-off of the right-of-use asset for one of our leased locations. The approximate $1.1 million impairment charge for the quarter ended December 18, 2019 is primarily related to two properties where the right of use asset was written off as well as spare inventory and parts at our maintenance facility were written down to their fair value.
Net Loss (Gain) on Disposition of Property and Equipment
Loss on disposition of property and equipment was $0.1 million in the three periods ended November 18, 2020 and was primarily related to the lease settlement of one location. The loss on disposition of property and equipment was immaterial in the quarter ended December 18, 2019.

Interest Income
Interest income was $8 thousand in the three periods ended November 18, 2020 compared to $23 thousand in the quarter ended December 18, 2019.
Interest Expense
Interest expense was approximately $1.2 million in the three periods ended November 18, 2020 and $2.0 million in the quarter ended December 18, 2019. The decrease primarily reflects the comparison of 12 weeks to 16 weeks.
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
Other income, net was immaterial in the three periods ended November 18, 2020 compared to $0.2 million in the quarter ended December 18, 2019.
Taxes
For the 12 week period ending November 18, 2020, the income taxes related to continuing operations resulted in a tax provision of approximately $58 thousand compared to a tax provision of approximately $94 thousand for the quarter ended December 18, 2019. The effective tax rate ("ETR") for continuing operations was a negative 2.0% for the 12 week period ended November 18, 2020 and a negative 1.1% for the quarter ended December 18, 2019. The ETR for the 12 week period ended November 18, 2020 and the quarter ended December 18, 2019 differs from the federal statutory rate of 21.0% due to management's full valuation allowance conclusion, state income taxes, and other discrete items.
Discontinued Operations
Discontinued operations resulted in a loss of $16 thousand in the three periods ended November 18, 2020 compared to a loss of approximately $11 thousand in the quarter ended December 18, 2019. The loss from discontinued operations was related to carrying costs associated with assets related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
We have previously financed our operations through borrowings from our Credit Facility proceeds from our PPP Loan and from asset sales. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Liquidation. We estimate that the proceeds from the sale of assets pursuant to the Plan will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices or net proceeds we may receive from the disposition of our assets. We believe that the cash flow from operations along with the sales proceeds will continue to provide adequate capital to fund our operating, administrative and other expenses during liquidation, as well as funding our debt service obligations in the short term.
Cash and cash equivalents and restricted cash decreased approximately $0.3 million at December 16, 2020 to $21.5 million from $21.8 million at the beginning of the fiscal year.
Status of Long-Term Investments and Liquidity
 At December 16, 2020, we did not hold any long-term investments.
Status of Trade Accounts and Other Receivables, Net
We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.
Capital Expenditures
Capital expenditures for the quarter ended December 16, 2020 were approximately $0.4 million primarily related to recurring maintenance of our existing units. Our future maintenance capital expenditures are difficult to predict and will depend on the timing of the sales of our businesses and real estate as part of our Plan of Liquidation.
DEBT
The following table summarizes debt balances at December 16, 2020 (liquidation basis) and August 26, 2020 (going concern basis), in thousands:

	December 16, 2020	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$10,000	$10,000
2018 Credit Agreement - Term Loans	36,583	36,583
Total credit facility debt	46,583	46,583
2020 PPP Loan	10,000	10,000
Total Long-Term Debt	N/A	56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total long-term debt, less unamortized debt issuance costs	N/A	54,118
Current portion of credit facility debt	N/A	—
Long-term debt, less current portion	N/A	$54,118
PPP Loan
On April 21, 2020, we entered into a promissory note with Texas Capital Bank, N.A., ("TCB") effective April 12, 2020, that provides for a loan in the amount of $10.0 million (the 'PPP Loan") pursuant to the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan is subject to forgiveness under the PPP upon our request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan matures on April 12, 2022, two years from the commencement date and bears interest at a rate of 1.0% per annum.
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
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness that will be approved. As of December 16, 2020, we were in full compliance with all covenants with respect to the PPP Loan.
On January 28, 2021, we were notified that our PPP Loan had been selected for review by the SBA and we will be responding to the information inquiry. This review may result in a determination that we were ineligible for the loan or are ineligible to receive the loan forgiveness amount that we have claimed or may delay our receipt of loan forgiveness, if any. While we believe that we qualify for full forgiveness pursuant to the terms of the loan agreement, under the liquidation basis of accounting we must account for the liability at the full $10.0 million face amount until such time as the forgiveness has been approved by the SBA and the loan has been settled. Please see Part II, Item 1A “Risk Factors.”
2018 Credit Agreement
On December 13, 2018, we entered into a credit agreement (amended as defined below), the “Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80 million consisting of a $10 million revolving credit facility (the “Revolver”), a $10 million delayed draw term loan (“Delayed Draw Term Loan”), and a $60 million term loan (the “Term Loan”, and together with the Revolver and the Delayed Draw Term Loan, the “Credit Facility”). The Credit Facility terminates on, and all amounts owing thereunder must be repaid on, December 13, 2023.
On July 31, 2019, we entered into the First Amendment to the Credit Agreement (the “First Amendment”) to extend the Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the Credit Agreement and (b) September 13, 2020. On December 18, 2019, we entered into the Second Amendment to the Credit Agreement which did not change any terms of the agreement permanently. The amendment only decreased the amount of mandatory prepayment related to the sale of two properties in the quarter ended March 11, 2020. We entered into the Third Amendment to Credit Agreement, dated April 21, 2020 (the "Third Amendment"). The Third Amendment permitted us to incur indebtedness under the PPP Loan and terminated the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan. On August 21, 2020, we entered into the Fourth Amendment to the Credit Agreement that decreased the amount of mandatory prepayments related to the sale of two properties in the quarter ended August 26, 2020. No other terms of the agreement were changed permanently by this amendment.
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bear interest at the London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at December 16, 2020 of approximately $4.1 million is recorded in restricted cash and cash equivalents on our consolidated statement of net asset in liquidation. LIBOR is set to terminate in December 2021. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
As of December 16, 2020 we have approximately $6.6 million principal payments due under the Credit Facility in the next 12 months.
The Company also paid a quarterly commitment fee based on the unused portion of the Revolver and the Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the Delayed Draw Term Loan and the Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the Credit Facility.
Indebtedness under the Credit Facility is secured by a security interest in, among other things, all of our present and future personal property (other than certain excluded assets), all of the personal property of our guarantors (other than certain excluded assets) and all Mortgaged Property (as defined in the Credit Agreement) of the Company and its subsidiaries. Under the Credit

Facility, 80% of net proceeds from asset sales, including real property sales, are applied as mandatory prepayments of our Term Loan.
The Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of December 16, 2020, we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility are guaranteed by the subsidiaries of the Company.
As of December 16, 2020, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $18 thousand in other indebtedness.
As of February 1, 2021, the Company was in compliance with all covenants under the terms of the Credit Agreement.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited consolidated financial statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our unaudited consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. Under the going concern basis of accounting, we had no changes in the critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 26, 2020. We adopted the liquidation basis of accounting, effective November 19, 2020. As more fully described in Note 1. Basis of Presentation to our unaudited consolidated financial statements, applying the liquidation basis of accounting also requires us to make judgements, estimates and assumptions that affect the amounts of assets and liabilities on our Statement of Net Assets in Liquidation.
NEW ACCOUNTING PRONOUNCEMENTS
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:
•the implementation of the Plan of Liquidation (as defined herein), including the timing and amount of any liquidating distribution made in connection with the Plan of Liquidation,
•future sales of assets in accordance with the Plan of Liquidation and the amount of proceeds that we may receive as a result of any such sales,
•future operating results,
•future capital expenditures and expected sources of funds for capital expenditures,
•future debt, including liquidity and the sources and availability of funds related to debt, expected repayment of debt and expected sources of funds for working capital requirements,
•closing existing units, and
•continued compliance with the terms of our 2018 Credit Agreement and our PPP Loan.
In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended August 26, 2020 and any other cautionary language in this Form 10-Q, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:
•our ability to successfully implement the Plan of Liquidation,
•the duration of the COVID-19 pandemic and its impact on our business and general business and economic conditions,
•the impact of competition,
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
Each forward-looking statement speaks only as of the date of this Form 10-Q, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should be aware that the occurrence of the events described above and elsewhere in this Form 10-Q could have material adverse effect on our business and our Plan of Liquidation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 16, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 16, 2020, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 16, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2020.
Item 1A. Risk Factors
Except as described below, there have been no material changes during the quarter ended December 16, 2020 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2020.
Liquidation basis of accounting affects our reporting methodology, and may require us to adjust the net carrying value of our assets from time to time. There can be no assurance that our estimated liquidation value will be distributed to our shareholders.
In November 2020, as a result of the approval of the Plan by our stockholders, we changed our basis of accounting in accordance with GAAP and transitioned from a going concern basis to a liquidation basis of accounting, effective November 19, 2020. Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and may include previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors and forecasts generated by members of management. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. Such amounts should not be taken as an indication of the timing or the amount of future distributions or our actual dissolution. Net assets in liquidation represents the estimated liquidation value to holders of common shares upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
We have incurred indebtedness under the CARES Act, which may be subject to audit and is currently the subject of review by the SBA, may not be forgivable and may eventually have to be repaid. Any repayment of such indebtedness may limit the funds available to us and may restrict our flexibility in operating our business.
On April 21, 2020, the Company entered into the PPP Loan pursuant to the PPP, established under the CARES Act. The PPP Loan is subject to forgiveness under the PPP upon the Company’s request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. Amounts outstanding under the loan bear a fixed interest rate of 1.0% per annum with a maturity date of April 12, 2022, two years from the commencement date. On November 12, 2020, the Company submitted an application for forgiveness of the entire amount due on the loan.
The U.S. Department of the Treasury has announced that it will conduct audits for PPP loans that exceed $2 million and we were notified on January 28, 2021, that our PPP Loan had been selected for review by the SBA. This review by the SBA and any subsequent audit by the Treasury Department could result in the diversion of management’s time and attention, generate negative publicity and cause us to incur legal and reputational costs. In addition, this review and any subsequent audit could result in us being required to return the full amount of the PPP Loan and potentially being subject to civil and criminal fines and penalties. We may not have the resources to repay the PPP Loan if required to do so by the federal government.
The Company cannot provide assurance that the principal and interest amounts under the PPP Loan will be forgiven. If all or substantially all of the PPP Loan is not forgiven or it is subsequently determined that it must be repaid, we may be required to use a substantial portion of our cash flows from operations or proceeds from the sale of our assets to pay interest and principal on the PPP Loan. Any such repayment of the PPP Loan will reduce the funds available to us for working capital and other corporate purposes and may limit our ability to obtain additional financing for working capital or divert funds that are otherwise necessary to run our business or that would otherwise be available for distribution to stockholders pursuant to the Plan of Liquidation. We cannot assure you that our business will generate sufficient cash flow from operations or that future financing will be available to us in amounts sufficient to enable us to make required and timely repayments on our indebtedness, or to fund our operations. Additionally, though we believe we are eligible for the PPP Loan under the PPP, our receipt of the PPP Loan could result in negative publicity, or expose us to liability under the federal False Claims Act, which prohibits the known filing of a false claim or the known use of false statements to obtain payment from the federal government, if it is determined that we were in fact not eligible to take the PPP Loan in the first instance.

Item 5. Other Information
Effective January 27, 2021, Christopher Pappas resigned as President and Chief Executive Officer of Luby’s Inc. Mr. Pappas remains a member of the Company’s Board of Directors.
Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer.
Mr. Garilli, age 56, has been a member of Winthrop Capital Advisors LLC (“WCA”) and its affiliates since 1995 serving in various capacities, previously in its accounting department, and is currently serving as its President and Chief Operating Officer. Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of New York REIT Liquidating LLC (“NYRTLLC”) since November 2018. Mr. Garilli served as the Chief Executive Officer of New York REIT, Inc. (“NYRT”), a NYSE-listed real estate investment trust and the predecessor to NYRTLLC, from July 2018 until November 2018 and as the Chief Financial Officer, Secretary, and Treasurer of NYRT from March 2017 until November 2018. Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust (“WRT”), a NYSE-listed real estate investment trust, from 2006 until his appointment to Chief Financial Officer in 2012, a position held until its liquidation in August 2016. Mr. Garilli worked in a similar capacity at WRT’s successor, Winthrop Realty Liquidating Trust, from August 2016 until its final liquidation in December 2019. Mr. Garilli holds an MBA from Babson College and a BA from the College of the Holy Cross.
Mr. Garilli has no family relationships with any current director, director nominee, or executive officer of the Company, and there are no transactions or proposed transactions, to which the Company is a party, or intended to be a party, in which Mr. Garilli has, or will have, a material interest subject to disclosure under Item 404(a) of Regulation S-K except as described herein.
The Company and Mr. Garilli’s employer, WCA, have entered into an agreement (the “Agreement”), pursuant to which the Company will pay WCA a one-time fee of $50,000 and a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and Professional Services Agreement which contains indemnification provisions in favor of WCA.
The Company and WCA previously entered into a consulting agreement, pursuant to which WCA provides consulting services related to the Company’s adoption of the liquidation basis of accounting.

Item 6. Exhibits

10.1	Professional Services Agreement, dated as of February 1, 2021, between Luby’s Inc. and Winthrop Capital Advisors LLC.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: 2/1/2021	By:	/s/ John Garilli
John Garilli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: 2/1/2021	By:	/s/ Steven Goodweather
Steven Goodweather
Chief Financial Officer and Treasurer
(Principal Financial Officer)