Form 10-Q
period 2021-03-10
LUBYS INC
filed 2021-04-26
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 10, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2021, there were 30,798,474 shares of the registrant’s common stock outstanding.

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
Quarter ended March 10, 2021

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)
(In thousands)

March 10, 2021
ASSETS
Cash and cash equivalents	$7,830
Accounts receivable	6,229
Restricted cash and cash equivalents	6,655
Properties and business units for sale	211,286
Total Assets	$232,000

LIABILITIES
Accounts payable	$3,917
Accrued expenses and other liabilities	17,247
Credit facility debt	46,583
PPP Loan	10,000
Operating lease liabilities	15,705
Liability for estimated costs in excess of estimated receipts during liquidation	15,215
Other liabilities	801
Total Liabilities	$109,468

Commitments and Contingencies

Net assets in liquidation (Note 3)	$122,532

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(unaudited)
(In thousands)

	Quarter Ended March 10, 2021	Period from November 19, 2020 through March 10, 2021
	(12 Weeks)	(16 weeks)

Net assets in liquidation, beginning of period	$117,305	$117,341
Changes in net assets in liquidation
Changes in liquidation value of properties and business units for sale	4,518	4,518
Changes in estimated cash flows during liquidation	630	594
Net changes in liquidation value	5,148	5,112
Proceeds received from exercise of stock options	79	79
Changes in net assets in liquidation	5,227	5,191
Net assets in liquidation, end of period	$122,532	$122,532

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

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(Going Concern Basis)
(In thousands, except per share data)

	Quarter Ended March 11, 2020	Period Ended November 18, 2020	Two Quarters Ended March 11, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
SALES:
Restaurant sales	$60,391	$36,485	$143,949
Culinary contract services	6,998	4,918	16,772
Franchise revenue	1,158	530	2,865
Vending revenue	14	14	124
TOTAL SALES	68,561	41,947	163,710
COSTS AND EXPENSES:
Cost of food	17,399	9,348	41,341
Payroll and related costs	23,782	12,964	55,915
Other operating expenses	10,065	7,154	24,860
Occupancy costs	3,783	2,634	8,773
Opening costs	2	—	14
Cost of culinary contract services	6,400	4,467	15,348
Cost of franchise operations	409	294	974
Depreciation and amortization	2,677	2,142	6,440
Selling, general and administrative expenses	6,816	4,267	16,974
Other charges	1,509	416	2,748
Net provision (gain) for asset impairments and restaurant closings	661	(85)	1,770
Net loss (gain) on disposition of property and equipment	(2,527)	117	(2,498)
Total costs and expenses	70,976	43,718	172,659
LOSS FROM OPERATIONS	(2,415)	(1,771)	(8,949)
Interest income	5	8	28
Interest expense	(1,473)	(1,212)	(3,435)
Other income, net	148	30	388
Loss before income taxes and discontinued operations	(3,735)	(2,945)	(11,968)
Provision for income taxes	62	58	156
Loss from continuing operations	(3,797)	(3,003)	(12,124)
Loss from discontinued operations, net of income taxes	(6)	(16)	(17)
NET LOSS	(3,803)	(3,019)	(12,141)
Loss per share from continuing operations:
Basic and diluted	$(0.13)	$(0.10)	$(0.40)
Loss per share from discontinued operations:
Basic and diluted	$0.00	$0.00	$0.00
Loss per share:
Basic and diluted	$(0.13)	$(0.10)	$(0.40)
Weighted average shares outstanding:
Basic and diluted	30,215	30,662	30,123

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

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(Going Concern Basis)
(In thousands)

	Period Ended November 18, 2020	Two Quarters Ended March 11, 2020
	(12 weeks)	(28 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)	$(12,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Net provision (gain) for asset impairments and restaurant closings	(85)	1,770
Net loss (gain) on disposition of property and equipment	117	(2,498)
Depreciation and amortization	2,142	6,440
Amortization of debt issuance cost	223	577
Share-based compensation expense	183	733
Cash used in operating activities before changes in operating assets and liabilities	(439)	(5,119)
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	679	509
Increase in food and supply inventories	(950)	(94)
Decrease in prepaid expenses and other assets	909	197
Decrease in operating lease assets	1,928	2,407
Decrease in operating lease liabilities	(3,154)	(3,541)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,046	(263)
Net cash provided by (used in) operating activities	19	(5,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	114	5,453
Purchases of property and equipment	(433)	(1,490)
Net cash provided by (used in) investing activities	(319)	3,963
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	—	3,300
Proceeds from term loan	—	2,500
Term loan repayments	—	(831)
Net cash provided by financing activities	—	4,969
Net increase (decrease) in cash and cash equivalents and restricted cash	(300)	3,028
Cash and cash equivalents and restricted cash at beginning of period	21,825	12,756
Cash and cash equivalents and restricted cash at end of period	$21,525	$15,784
Cash paid for:
Income taxes, net of (refunds)	$4	$7
Interest	$1,059	$2,647

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
Following the Adoption of the Plan of Liquidation
We have determined, as a result of the approval of the Plan by our shareholders, that liquidation is imminent, as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-30 Financial Statement Presentation, Liquidation Basis of Accounting ("ASC 205-30"). Liquidation is considered imminent when the likelihood is remote that we will return from liquidation and either (a) the Plan is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the Plan will be blocked by other parties, or (b) the Plan is being imposed by other forces (for example, involuntary bankruptcy).
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
Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and they will not be reduced to expected settlement values prior to settlement.
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
On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order, a condition that continues at certain locations through the date of this filing. Prior to the onset of the COVID-19 pandemic we operated 118 restaurants. As of March 10, 2021, we operated 81 restaurants (58 Luby’s cafeterias and 23 Fuddruckers restaurants). Additionally, our Fuddruckers franchisees operated 90 locations prior to the COVID-19 pandemic and operated 72 restaurants as of March 10, 2021.
Vaccines for COVID-19 were first made available in the United States ("U.S.") in December 2020 with increasing rates of vaccination in the U.S. population with each passing month. Additionally, in March 2021, restaurants in our core Texas market were permitted to return to utilization of 100% of seating capacity. Furthermore, the U.S. Treasury provided a new round of stimulus through direct payments to U.S. citizens. As we execute on our Plan of Liquidation, we are still operating a number of restaurants as described above. Uncertainty remains regarding the continued rate of immunization in the public, timing of an economic recovery, and changed guest decision-making with regard to dining in restaurants. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.

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
Subsequent Events
We evaluated events subsequent to March 10, 2021 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
On March 16, 2021, we entered into franchise agreements with a third-party to take over the operations at eight company owned Fuddruckers restaurants. On April 1, 2021, we entered into a franchise agreement with the same third-party to take over the operations at one additional company owned Fuddruckers restaurant. The new operator has assumed the lease obligation or ownership of the tenant entity at each of these nine locations. On April 23, 2021, we entered into franchise agreements with the same third-party to take over the operations at two additional company owned Fuddruckers restaurants and we entered into a management agreement with the same third-party to take over the operations at one additional Fuddruckers restaurant. At March 10, 2021, in contemplation of the completion of these transactions, we increased the liquidation value of our properties and business units held for sale by $3.4 million.
On April 5, 2021, we closed on the sale of one of our properties for a gross sale price that exceeded our previously reported liquidation value for this asset. In contemplation of the completion of this transaction, we increased the liquidation value of our properties and business units held for sale by $0.8 million at March 10, 2021.

Note 2. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of our business units until they are sold, the timing of business and property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. Upon transition to the liquidation basis of accounting on November 19, 2020, the Company accrued revenues and expenses expected to be earned or incurred during liquidation. The liability for estimated costs in excess of estimated receipts during liquidation at March 10, 2021 and November 19, 2020 was comprised of (in thousands):

	March 10, 2021	November 19, 2020
Total estimated receipts during liquidation	$59,513	$92,017
Total estimated costs of operations	(48,212)	(76,151)
Selling, general and administrative expenses	(14,531)	(18,745)
Interest expense	(1,386)	(2,305)
Interest component of operating lease payments	(5,918)	(7,064)
Capital expenditures	(610)	(943)
Sales costs	(4,071)	(4,079)
Total estimated costs during liquidation	(74,728)	(109,287)
Liability for estimated costs in excess of estimated receipts during liquidation	$(15,215)	$(17,270)
The change in the liability for estimated costs in excess of estimated receipts during liquidation between November 19, 2020 and March 10, 2021 is as follows (in thousands):

	November 19, 2020	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	March 10, 2021
Assets:
Estimated net inflows from operations (1)	$7,859	$(6,994)	$4,518	$5,383

	7,859	(6,994)	4,518	5,383
Liabilities:
Sales costs	(4,079)	373	(365)	(4,071)
Corporate expenditures (2)	(21,050)	8,082	(3,559)	(16,527)

	(25,129)	8,455	(3,924)	(20,598)

Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)	$1,461	$594	$(15,215)
(1) Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of (i) total estimated costs of operations during liquidation, (ii) interest component of operating lease payments and (iii) capital expenditures.
(2) Corporate expenditures consists of (i) selling, general and administrative expenses and (ii) interest expense.
(3) Net change in working capital represents changes in cash, restricted cash, accounts receivable, accounts payable, and accrued expenses and other liabilities as a result of the Company's operating activities for the period from November 19, 2020 to March 10, 2021.
(4) Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

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
Net assets in liquidation increased by $5.2 million during the period from November 19, 2020 through March 10, 2021. The increase was primarily due to a $4.5 million increase in properties and business units for sale and a $0.7 million net increase due to a remeasurement of assets and liabilities. The increase in properties and business units for sale was due to a $3.4 million increase in value attributable to the contemplated sale and conversion to franchise locations of nine Fuddruckers restaurants that was completed subsequent to March 10, 2021, and a $1.5 million increase in value attributable to properties that have closed, or are under contract to sell with non-refundable deposits, at prices that exceeded our previous liquidation values. This increase was partially offset by a $0.4 million reduction in value for one of our real estate assets.
We have one class of common stock. The net assets in liquidation at March 10, 2021 would result in liquidating distributions of approximately $3.98 per common share based on the number of common shares outstanding at that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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
During the fourth quarter of fiscal 2020 and the first two quarters of fiscal 2021, we were able to settle 27 leases for closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 27 leases for approximately 21% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. We can offer no assurances that we will continue to settle any lease obligations for less than the total undiscounted base rent payments, or for less than their discounted value recorded within net assets in liquidation.

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

Restricted cash and cash equivalents as of March 10, 2021 was $6.7 million. Amounts included in restricted cash represent those required to be set aside for (1) estimated amount of interest payable in the next 12 months under the Credit Agreement (see "Note 15. Debt"), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program.
Note 5. Revenue Recognition
Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from food and beverage sales at each of our restaurants, royalties and fees from our Fuddruckers franchisees, and fees under our culinary contract services ("CCS") contracts. We estimate these expected cash receipts from operating these businesses through the point when we expect the operations of these businesses or individual income producing properties are sold to a new owner or when we otherwise estimate operations cease. This estimated ending period for operating these businesses generally varies from third quarter fiscal 2021 through first quarter fiscal 2022. These estimated revenues are included in the calculation of estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets in liquidation. Estimated proceeds from the sale of our operating businesses and real estate assets are recorded separately for the estimated operating revenues and are included in properties and business units for sale on our consolidated statement of net assets in liquidation.
Restaurant Sales
Under the going concern basis of accounting, restaurant sales consisted of sales of food and beverage products to restaurant guests at our Luby’s cafeterias and our Fuddruckers and Cheeseburger in Paradise restaurants. Revenue from restaurant sales was recognized at the point of sale and was presented net of discounts, coupons, employee meals and complimentary meals. Sales taxes that we collected and remitted to the appropriate taxing authority related to these sales were excluded from revenue. Under the liquidation basis of accounting, we have estimated the sales to be collected at each restaurant through the point when we estimate that operations at each restaurant no longer occur under our ownership. This estimated point when we no longer operate restaurants varies based on whether the restaurant location is operated as a Luby's cafeteria or a Fuddruckers restaurant, whether the restaurant location is situated on property we own or lease, and other factors. However, it is estimated that, as we sell certain restaurants to new owners to steward the Luby's and Fuddruckers brands, most restaurant operations would no longer be owned by us by the end of fiscal 2021. During this holding period when we operate restaurants, sales are estimated based on recent sales history and consideration of historical seasonal patterns.
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
Under the liquidation basis of accounting, we have estimated the cash receipts, based on recent cash collections and forecasted level of operations for our CCS contracts through the expected holding period for this business unit. The estimated cash receipts are included in the calculation of estimated costs in excess of estimated receipts on our consolidated statement of net assets in liquidation.
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

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 28, 2019	$2,880	$1,287
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,011)	(128)
Increase, net of amounts recognized as revenue during the period	1,541	—
Balance at August 26, 2020	$3,410	$1,159
Disaggregation of Total Revenues (in millions):

	Quarter Ended March 11, 2020	Period Ending November 18, 2020	Two Quarters Ended March 11, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
	(in millions)
Revenue from performance obligations:
Satisfied at a point in time	$63.8	$38.5	$152.0
Satisfied over time	4.8	3.4	11.7
Total Sales	$68.6	$41.9	$163.7
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
The discount rate used to determine the present value of the lease payments is our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, we generally cannot determine the interest rate implicit in the lease.
Lessor
We occasionally lease or sublease certain restaurant properties to our franchisees or to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally similar to our lessee leases described above. Similar to our lessee accounting, we elected the practical expedient that allows us to not separate non-lease components from lease components in regard to all property leases where we are the lessors.
Supplemental balance sheet information related to our leases was as follows:

Operating Leases	Balance Sheet Classification	March 10, 2021	August 26, 2020
		(Liquidation Basis)	(Going Concern Basis)
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$—	$16,756

Current lease liabilities	Operating lease liabilities-current	N/A	$3,903
Non-current lease liabilities	Operating lease liabilities-noncurrent	N/A	17,797
Total lease liabilities		$15,705	$21,700
See the Lease Liabilities section of Note 3. Net Assets in Liquidation for further discussion of our lease liabilities.
Weighted-average lease terms and discount rates were as follows:

	March 10, 2021	August 26, 2020
Weighted-average remaining lease term	6.33 years	5.73 years

Weighted-average discount rate	9.77%	9.57%
Under the going concern basis of accounting, components of lease expense were as follows:

	12 Weeks Ended	12 Weeks Ended	28 Weeks Ended
	March 11, 2020	November 18, 2020	March 11, 2020
	(in thousands)
Operating lease expense	$1,874	$1,120	$4,412
Variable lease expense	257	138	553
Short-term lease expense	62	92	125
Sublease expense	161	18	161
Total lease expense	$2,354	$1,368	$5,251

Under the going concern basis of accounting, operating lease income was included in other income on our consolidated statements of operations and was comprised of:

	12 Weeks Ended	12 Weeks Ended	28 Weeks Ended
	March 11, 2020	November 18, 2020	March 11, 2020
	(in thousands)
Operating lease income	$213	$62	$503
Sublease income	114	18	286
Variable lease income	33	5	109
Total lease income	$360	$85	$898
Supplemental disclosures of cash flow information related to leases were as follows:

	12 Weeks Ended	12 Weeks Ended	28 Weeks Ended
	March 11, 2020	November 18, 2020	March 11, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,431	$2,358	$5,282

Right-of-use assets obtained in exchange for lease liabilities	$903	$—	$903
Operating lease obligations maturities in accordance with Topic 842 as of March 10, 2021 were as follows:

(in thousands)
Remainder of FY 2021	$1,997
FY 2022	3,307
FY 2023	3,345
FY 2024	2,535
FY 2025	3,349
Thereafter	7,105
Total lease payments	21,638
Less: imputed interest	(5,933)
Present value of operating lease obligations	$15,705

Note 7. Reportable Segments
As more fully described at Note 1. Basis of Presentation, through November 18, 2020, we had five reportable segments: Luby’s Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise Restaurants, Fuddruckers franchise operations, and CCS. In connection with our Plan of Liquidation, we have one reportable segment as of November 19, 2020.
Company-owned restaurants
Company-owned restaurants consisted of Luby’s Cafeterias, Fuddruckers Restaurants and Cheeseburger in Paradise Restaurant reportable segments. We considered each restaurant to be an operating segment because operating results and cash flow could be determined for each restaurant. We aggregated our restaurant operating segments into reportable segments by restaurant brand because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, the long-term store level profit margins, and the nature of the regulatory environment were similar. The chief operating decision maker analyzed store level profit which is defined as restaurant sales and vending revenue, less cost of food, payroll and related costs, other operating expenses and occupancy costs. All Company-owned restaurants are casual dining restaurants.
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

	Quarter Ended March 11, 2020	Period Ended November 18, 2020	Two Quarters Ended March 11, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
	(In thousands)
Sales:
Luby's cafeterias	$47,886	$31,949	$115,030
Fuddruckers restaurants	11,872	4,550	27,551
Cheeseburger in Paradise restaurants	647	—	1,492
Culinary contract services	6,998	4,918	16,772
Fuddruckers franchise operations	1,158	530	2,865
Total	68,561	$41,947	$163,710
Segment level profit:
Luby's cafeterias	$4,877	$4,896	$12,786
Fuddruckers restaurants	527	(412)	494
Cheeseburger in Paradise restaurants	(28)	(85)	(95)
Culinary contract services	598	451	1,424
Fuddruckers franchise operations	749	236	1,890
Total	6,723	$5,086	$16,499
Depreciation and amortization:
Luby's cafeterias	$1,738	$1,530	$4,182
Fuddruckers restaurants	387	167	937
Cheeseburger in Paradise restaurants	19	—	47
Culinary contract services	5	8	17
Fuddruckers franchise operations	178	1	414
Corporate	350	436	843
Total	2,677	$2,142	$6,440
Capital expenditures:
Luby's cafeterias	$414	$416	$1,238
Fuddruckers restaurants	90	17	139
Cheeseburger in Paradise restaurants	—	—	2
Fuddruckers franchise operations	—	—	14
Corporate	41	—	97
Total	$545	$433	$1,490

	Quarter Ended March 11, 2020	Period Ended November 18, 2020	Two Quarters Ended March 11, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$6,723	$5,086	$16,499
Opening costs	(2)	—	(14)
Depreciation and amortization	(2,677)	(2,142)	(6,440)
Selling, general and administrative expenses	(6,816)	(4,267)	(16,974)
Other charges	(1,509)	(416)	(2,748)
Net provision for asset impairments and restaurant closings	(661)	85	(1,770)
Net loss on disposition of property and equipment	2,527	(117)	2,498
Interest income	5	8	28
Interest expense	(1,473)	(1,212)	(3,435)
Other income, net	148	30	388
Total	$(3,735)	$(2,945)	$(11,968)

August 26, 2020
(in thousands)
Total assets:
Luby's cafeterias	$90,349
Fuddruckers restaurants (1)	26,502
Cheeseburger in Paradise restaurants (2)	164
Culinary contract services	4,744
Fuddruckers franchise operations (3)	8,973
Corporate	46,671
Total	$177,403

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

	Quarter Ended March 11, 2020	Period Ended November 18, 2020	Two Quarters Ended March 11, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
	(In thousands)
Employee severances	$544	$—	$1,162
Restructuring related	966	416	1,586
Total Other charges	$1,510	$416	$2,748

Under the liquidation basis of accounting, costs that are expected to be settled in cash have been accrued for and are included in the calculation of estimated costs in excess of estimated receipts on our consolidated statement of net assets in liquidation.

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
Under the going concern basis of accounting, non-recurring fair value measurements related to impaired operating lease right-of-use assets and property held for sale for the two quarters ended March 11, 2020 consisted of the following:

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
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $3.4 million were written down to their fair value, less costs to sell, of approximately $3.4 million, resulting in an impairment charge of approximately $14 thousand.
(2) In accordance with Subtopic 360-10, operating lease right-of-use assets with a carrying amount of approximately $1.2 million were written down to their fair value of zero, resulting in an impairment charge of approximately $1.2 million.
(3) Total impairments are included in provision for asset impairments and restaurant closings in our unaudited consolidated statement of operations for the two quarters ended March 11, 2020.

Note 10. Income Taxes
No cash payments of estimated federal income taxes were made during the 12 week period ended November 18, 2020 and the two quarters ended March 11, 2020, respectively. Under the going concern basis of accounting, deferred tax assets and liabilities were recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Under the liquidation basis of accounting, we have estimated the actual cash tax payments based on our estimate of operations and the timing and amount to be collected on the sale of our assets. We have included a liability of $616 thousand in accrued expenses and other liabilities on our consolidated statement of net assets in liquidation at March 10, 2021.
Under the going concern basis of accounting, deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize the Company's deferred tax assets, the Company considered available positive and negative evidence, scheduled reversals of deferred tax liabilities, tax-planning strategies, and results of recent operations.
Under the going concern basis of accounting, the effective tax rate ("ETR") for continuing operations was a negative 1.6% for the quarter ended March 11, 2020. The ETR was a negative 2.0% for the 12 week period ended November 18, 2020 and a negative 1.3% for the two quarters ended March 11, 2020. The ETR for the 12 week period ended November 18, 2020 differed from the federal statutory rate of 21% due to management's full valuation allowance conclusion, state income taxes, and other discrete items.
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
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous tax provisions; however, there was no impact on our income tax provision due to management's full valuation allowance conclusion. We will continue to assess the effect of the CARES Act and the ongoing other legislation related to the COVID-19 pandemic that may be issued, including the Consolidated Appropriations Act 2021 that was signed in law on December 27, 2020.

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
The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.3 million and $0.8 million for the 12 week period ended November, 18, 2020 and the two quarters ended March 11, 2020, respectively.
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

Under the going concern basis of accounting, goodwill, net of accumulated impairments, was approximately $195 thousand as of August 26, 2020. The Company recorded no goodwill impairment charges during the 12 week period ended November 18, 2020 and the two quarters ended March 11, 2020, respectively. Under the liquidation basis of accounting, there is no goodwill included on our statement of net assets in liquidation.
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
We recognized the following impairment charges to income from operations:

	Period Ended	Two Quarters Ended
	November 18, 2020	March 11, 2020
	(12 weeks)	(28 weeks)
	(In thousands, except per share data)
Net provision (gain) for asset impairments and restaurant closings	$(85)	$1,770
Net loss (gain) on disposition of property and equipment	117	(2,498)
	$32	$(728)
Effect on EPS:
Basic	$—	$0.02
Assuming dilution	$—	$0.02

The $0.1 million net gain in provision for asset impairments and restaurant closings for the period ended November 18, 2020 is primarily related to a $0.7 million net gain on the termination of seven leases where we permanently ceased operations and negotiated buyouts of the leases, partially offset by a $0.6 million write-off of the right-of-use asset for one of our leased locations.
The $1.8 million provision for asset impairments and restaurant closings for the two quarters ended March 11, 2020 was primarily related to the impairment of the right-of-use asset for two of our leased locations where we ceased operations during the period and certain surplus equipment written down to fair value.
The $2.5 million net gain on disposition of property and equipment for the two quarters ended March 11, 2020 was primarily due to gains on the sale of two previously held for sale properties partially offset by routine asset retirements.
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

Under the going concern basis of accounting, losses from discontinued operations for the 12 week period ended November 18, 2020 and the quarter ended and two quarters ended March 11, 2020 were not significant.
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
Abandoned Leased Facilities - Liability for Store Closings
We classified nine and 18 leased restaurant locations as abandoned as of March 10, 2021 and August 26, 2020, respectively. Although we may remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During the two quarters ended March 10, 2021, we settled and terminated nine abandoned leases.
The liability for our abandoned leases at March 10, 2021 and August 26, 2020 is as follows (in thousands):

	March 10, 2021	August 26, 2020
	(Liquidation Basis)	(Going Concern Basis)
Short-term lease liability	N/A	$365
Long-term lease liability	N/A	2,348
Operating lease liabilities	$1,585	2,713
Accrued expenses and other liabilities	1,700	2,088
Total	$3,285	$4,801

Note 13. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Pending Claims
From time to time, the Company is subject to various private lawsuits, administrative proceedings, and claims that arise in the ordinary course of its business. A number of these lawsuits, proceedings, and claims may exist at any given time. These matters typically involve claims from guests, employees, and others related to issues common to the restaurant industry. The Company currently believes that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on our cash flows and value of net assets in liquidation.
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
Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. We received no services under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the two quarters ended March 10, 2021 and March 11, 2020, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.
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
On November 22, 2006, the Company executed a new lease agreement with respect to this shopping center. Effective upon the Company’s relocation and occupancy into the new space in July 2008, the new lease agreement provided for a primary term of approximately 12 years with two subsequent five-year options and gave the landlord an option to buy out the tenant on or after the calendar year 2015 by paying the then unamortized cost of improvements to the tenant. The Company paid rent of $22.00 per square foot per year plus maintenance, taxes, and insurance during the remaining primary term of the lease. Thereafter, the lease provided for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, the landlord agreed to abate the rent for April, 2020. We entered into an amendment to the lease, effective July 1, 2020, whereby (1) the lease was terminated early on December 31, 2020, (2) the rent for May and June of 2020 was abated and (3) commencing July 1, 2020 through the early termination date, the monthly rent was a fixed gross amount. The amendment was approved by the Finance and Audit Committee of our Board of Directors.
In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement with a Pappas entity for one of our Fuddruckers locations in Houston, Texas. The lease provided for a primary term of approximately six years with two subsequent five-year options. Pursuant to the lease agreement, the Company paid $28.53 per square foot per year plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. The lease agreement provided for increases in rent at set intervals. The new lease agreement was approved by the Finance and Audit Committee of our Board of Directors. In December 2019 we exercised the first five-year renewal option, effective June 1, 2020. The renewal was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, the landlord agreed to abate the rent for April and May of 2020. The lease was terminated on February 26, 2021, in conjunction with the sale of the Fuddruckers operations at this location to a Pappas entity to operate as a franchised location, as further described below.
For the two quarters ended March 10, 2021 and March 11, 2020, affiliated rents incurred as a percentage of relative total Company cost was 0.41% and 0.58%, respectively. Rent payments under the two lease agreements described above were $133 thousand and $300 thousand, respectively.

Fuddruckers Franchise
In February 2021, we completed the sale and transfer of a previously company-owned Fuddruckers restaurant to HPCP Investments, LLC, one of the Pappas entities, for cash proceeds of approximately $0.2 million and the termination of our operating lease on the property, discussed above. Concurrent with the sale, Pappas Restaurants, Inc. entered into a franchise agreement with us to operate a Fuddruckers restaurant at this location. Each of these transactions was approved by the Finance and Audit Committee of our Board of Directors.
Key Management Personnel
Mr. Pappas resigned his position as President and Chief Executive Officer, effective January 27, 2021. Mr. Pappas remains a member of the Board of Directors of the Company. Previously, on December 11, 2017, the Company had entered into a new employment agreement with Mr. Pappas. Under the employment agreement, which is no longer effective as of January 27, 2021 (see Subsequent Events section of Note 1. Basis of Presentation), the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renewed for additional one year periods, unless terminated in accordance with its terms. The employment agreement had been unanimously approved by the Executive Compensation Committee of our Board of Directors as well as by the full Board at that time. Previously, effective August 1, 2018, the Company and Mr. Pappas agreed to reduce his fixed annual base salary to one dollar.
Also, effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA executed a second consulting agreement to provide similar services for the filing of our Quarterly Report on Form 10-Q for the quarter ended March 10, 2021.
Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 15. Debt
The following table summarizes debt balances at March 10, 2021 (liquidation basis) and August 26, 2020 (going concern basis), in thousands:

	March 10, 2021	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$10,000	$10,000
2018 Credit Agreement - Term Loans	36,583	36,583
Total credit facility debt	46,583	46,583
2020 PPP Loan	10,000	10,000
Total Long-Term Debt	N/A	56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total long-term debt, less unamortized debt issuance costs	N/A	54,118
Current portion of credit facility debt	N/A	—
Long-term debt, less current portion	N/A	$54,118
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
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness, if any, that will be approved. On January 28, 2021, we were notified that our PPP Loan had been selected for review by the Small Business Administration ("SBA") and we have responded on a timely basis to the information inquiry. As of March 10, 2021, we were in full compliance with all covenants with respect to the PPP Loan.
2018 Credit Agreement
On December 13, 2018, we entered into a credit agreement (amended as defined below), the (“Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80 million consisting of a $10 million revolving credit facility (the “Revolver”), a $10 million delayed draw term loan (“Delayed Draw Term Loan”), and a $60 million term loan (the “Term Loan”, and together with the Revolver and the Delayed Draw Term Loan, the “Credit Facility”). The Credit Facility terminates on, and all amounts owing thereunder must be repaid on, December 13, 2023.
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
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bear interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at March 10, 2021 of approximately $4.1 million is recorded in restricted cash and cash equivalents on our consolidated statement of net asset in liquidation. Three month LIBOR is set be discontinued after June 30, 2023. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
As of March 10, 2021, we have approximately $6.6 million principal payments due under the Credit Facility in the next 12 months. On April 5, 2021, in connection with the sale of a real estate asset, we made a principal payment of $2.8 million, leaving a principal balance of $3.8 million to be paid by December 13, 2021.
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
The Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of March 10, 2021, we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility are guaranteed by the subsidiaries of the Company.
As of March 10, 2021, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $16 thousand in other indebtedness.
As of April 26, 2021, the Company was in compliance with all covenants under the terms of the Credit Agreement.
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
As of March 10, 2021, no shares remain available for future issuance under the Non-employee Director Stock Plan. Compensation costs for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in selling, general and administrative expenses, was approximately $158 thousand, $237 thousand and $390 thousand for the 12 weeks ended November 18, 2020 and the quarter ended and two quarters ended March 11, 2020, respectively.
Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.4 million options and restricted stock units have been granted to date, and 5.2 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of March 10, 2021, approximately 1.9 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, was approximately $25 thousand, $40 thousand and $136 thousand, respectively, for the 12 weeks ended November 18, 2020 and the quarter ended and two quarters ended March 11, 2020.

Stock Options
Stock options granted under either the Employee Stock Plan or the Non-employee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.
Option awards under the Non-employee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Non-employee Director Stock Plan in the two quarters ended March 10, 2021. No options to purchase shares were outstanding under the Non-employee Director Stock Plan as of March 10, 2021.
Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the two quarters ended March 10, 2021. Options to purchase 823,083 shares at option prices of $2.82 to $5.95 per share remain outstanding as of March 10, 2021.
A summary of the Company’s stock option activity for the two quarters ended March 10, 2021 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 26, 2020	860,501	$4.07	5.0	$—
Exercised	(26,887)	$2.82	—	$12.8
Expired	(10,531)	$5.39	—	—
Outstanding at March 10, 2021	823,083	$4.09	4.4	$109.7
Exercisable at March 10, 2021	823,083	$4.09	4.4	$109.7
The intrinsic value for stock options is defined as the difference between the current market value, or closing price on March 10, 2021, and the grant price on the measurement dates in the table above.
At March 10, 2021, there is no unrecognized compensation cost related to unvested options.
Restricted Stock Units
Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.
A summary of the Company’s restricted stock unit activity during the two quarters ended March 10, 2021 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2020	173,808	$2.57	2.0
Vested	(108,572)	$2.75	—
Unvested at March 10, 2021	65,236	$2.27	1.9
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

Non-cash compensation expense related to our 2018 TSR Plan, recorded in selling, general and administrative expenses, was approximately $89 thousand and $207 thousand in the quarter ended and two quarters ended March 11, 2020, respectively.
Restricted Stock Awards
Under the Non-employee Director Stock Plan, directors received grants of restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors received a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted was valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. As of March 10, 2021, there are no shares available for issuance under the Non-employee Director Stock Plan and future directors compensation will be paid in cash.
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
Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100% The total amount of severance that would be paid as of March 10, 2021 is $1.0 million.

Note 17. Earnings Per Share (Going Concern Basis)
Under the going concern basis of accounting, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the 12 week period ended November 18, 2020 and the quarter ended and two quarters ended March 11, 2020 include 849,970 shares, 1,174,247 shares, and 1,174,247 shares respectively, with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.
The components of basic and diluted net loss per share are as follows:

	Quarter Ended	Period Ended	Two Quarters Ended
	March 11, 2020	November 18, 2020	March 11, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,797)	$(3,003)	$(12,124)
Loss from discontinued operations, net of income taxes	(6)	(16)	(17)
NET LOSS	$(3,803)	$(3,019)	$(12,141)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,215	30,662	30,123
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—
Denominator for earnings per share assuming dilution	30,215	30,662	30,123

Loss per share from continuing operations:
Basic and diluted	$(0.13)	$(0.10)	$(0.40)
Loss per share from discontinued operations:
Basic and diluted	$0.00	$0.00	$0.00
Loss per share:
Basic and diluted	$(0.13)	$(0.10)	$(0.40)

Note 18. Shareholder Rights Plan
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
On February 14, 2021, the Board of Directors approved the third amendment to the shareholder rights plan extending the term of the plan to February 15, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended March 10, 2021 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2020
The following table shows our restaurant unit count as of August 26, 2020 and March 10, 2021.
Restaurant Counts:

	August 26, 2020	FY21 YTDQ2 Openings	FY21 YTDQ2 Closings	FY21 YTDQ2 Franchise Conversion	March 10, 2021
Luby’s cafeterias	61	—	(3)	—	58
Fuddruckers restaurants	24	—	—	(1)	23
Total	85	—	(3)	(1)	81
Subsequent to March 10, 2021, we have entered into franchise agreements with a third-party operator for 11 Fuddruckers restaurants and a management agreement with the same third-party operator for one additional Fuddruckers restaurant. As of April 26, 2021, we operate 11 Fuddruckers company-owned restaurants, of which five are Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. The Combo units are included in the above counts for both Luby's cafeteria and Fuddruckers restaurants. As of April 26, 2021, we have 83 Fuddruckers restaurants operated by franchise owners.
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
We have one class of common stock. The net assets in liquidation at March 10, 2021 would result in liquidating distributions of approximately $3.98 per common share based on the number of common shares outstanding at that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. It is not possible to predict with certainty the timing or aggregate amount that may ultimately be distributed to our shareholders and no assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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
On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order, a condition that continues at certain locations through the date of this filing. Prior to the onset of the COVID-19 pandemic we operated 118 restaurants. As of March 10, 2021, we operated 81 restaurants (58 Luby’s cafeterias and 23 Fuddruckers restaurants). Additionally, our Fuddruckers franchisees operated 90 locations prior to the COVID-19 pandemic and operated 72 restaurants as of March 10, 2021.
Vaccines for COVID-19 were first made available in the United States ("U.S.") in December 2020 with increasing rates of vaccination in the U.S. population with each passing month. Additionally, in March 2021, restaurants in our core Texas market were permitted to return to utilization of 100% of seating capacity. Furthermore, the U.S. Treasury provided a new round of stimulus through direct payments to U.S. citizens. As we execute on our Plan of Liquidation, we are still operating a number of restaurants as described above. Uncertainty remains regarding the continued rate of immunization in the public, timing of an economic recovery, and changed guest decision-making with regard to dining in restaurants. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.
Asset Disposal and Liquidation Activities
Brands
•In December 2020 we terminated our sub-license to the Cheeseburger in Paradise brand name in return for compensation from the sub-licensor. Proceeds from the sale were immaterial.
•In December 2020 we announced that we entered into an agreement to franchise 13 of our company-owned Fuddruckers restaurants to Black Titan Holding, LLC.
◦Subsequent to March 10, 2021, we closed on the sale and transfer of nine of these Fuddruckers restaurants. In each case, Black Titan Holding, LLC entered into a franchise agreement with us to operate each of these nine Fuddruckers restaurants. Black Titan Holding, LLC assumed the lease obligation or ownership of the tenant entity at each of these nine locations and thus Luby’s no longer has a lease obligation at these property locations.
◦Also subsequent to March 10, 2021, we closed on the sale and transfer of two of these Fuddruckers restaurants and we entered into a management agreement on one of these Fuddruckers restaurants with Black Titan, LLC. However, Luby's continues to be either directly or contingently liable for the lease obligation at these property locations.
◦We anticipate the sale and transfer of the remaining Fuddruckers location to Black Titan Holding, LLC before the end of the third quarter of fiscal 2021.
•During the second quarter of fiscal 2021, we sold our rights to the Koo Koo Roo brand name to an independent third party. Proceeds from the sale were immaterial.
•In February 2021 we completed the sale and transfer of a previously company-owned Fuddruckers restaurant to HPCP Investments, LLC, a company affiliated with Christopher J. Pappas, a director, owner of greater than 5% of our common stock, and our former chief executive officer. Proceeds from the sale were approximately $0.2 million. Concurrent with the sale, Pappas Restaurants, Inc., another company affiliated with Mr. Pappas entered into a franchise agreement with us to operate a Fuddruckers restaurant at this location. Also as part of this transaction, our operating lease with HPCP Investments, LLC for this location was terminated and our remaining lease obligation was cancelled. Each of these transactions was approved by the Finance and Audit Committee of our Board of Directors. These transactions are monetization events under our Plan of Liquidation.
Real Estate
•During fiscal year 2020, we sold nine properties for total net proceeds of approximately $23.7 million.
•During fiscal year 2021, through April 26, 2021, we have closed on the sale of two properties for total net proceeds of approximately $5.1 million.
•As of April 26, 2021, the Company has ownership of 63 properties.
Lease Settlements
In fiscal year 2020, we terminated and settled our remaining lease obligation for 16 closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. In the first two quarters of fiscal year 2021, we terminated and settled our remaining lease obligation at ten closed restaurant properties and we settled one addition lease obligation for a closed restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 27 leases for approximately 21% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. Although we can offer no assurances that we will continue to settle any lease obligation for less than its recorded values, any future settlements at less than the recorded value of the related lease obligation would increase our reported net assets in liquidation.

General and Administrative Expenses
As we progress through our Plan of Liquidation, we remain focused on reducing our operating and administrative costs, when appropriate, to provide maximum liquidation value to our shareholders.
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

RESULTS OF OPERATIONS
Quarter Ended March 11, 2020 and Period Ended November 18, 2020 Compared to the Two Quarters Ended March 11, 2020

	Quarter Ended March 11, 2020	Period Ended November 18, 2020	Two Quarters Ended March 11, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
	(Going Concern Basis of Accounting, in thousands)
SALES:
Restaurant sales	$60,391	$36,485	$143,949
Culinary contract services	6,998	4,918	16,772
Franchise revenue	1,158	530	2,865
Vending revenue	14	14	124
TOTAL SALES	68,561	41,947	163,710
COSTS AND EXPENSES:
Cost of food	17,399	9,348	41,341
Payroll and related costs	23,782	12,964	55,915
Other operating expenses	10,065	7,154	24,860
Occupancy costs	3,783	2,634	8,773
Opening costs	2	—	14
Cost of culinary contract services	6,400	4,467	15,348
Cost of franchise operations	409	294	974
Depreciation and amortization	2,677	2,142	6,440
Selling, general and administrative expenses	6,816	4,267	16,974
Other charges	1,509	416	2,748
Net provision for asset impairments and restaurant closings	661	(85)	1,770
Net loss (gain) on disposition of property and equipment	(2,527)	117	(2,498)
Total costs and expenses	70,976	43,718	172,659
LOSS FROM OPERATIONS	(2,415)	(1,771)	(8,949)
Interest income	5	8	28
Interest expense	(1,473)	(1,212)	(3,435)
Other income, net	148	30	388
Loss before income taxes and discontinued operations	(3,735)	(2,945)	(11,968)
Provision for income taxes	62	58	156
Loss from continuing operations	(3,797)	(3,003)	(12,124)
Loss from discontinued operations, net of income taxes	(6)	(16)	(17)
NET LOSS	$(3,803)	$(3,019)	$(12,141)

Under the liquidation basis of accounting subsequent to November 18, 2020, we no longer report Results of Operations information. Comparisons to the quarter ended March 11, 2020 and the two quarters ended March 11, 2020 are not applicable.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
We have previously financed our operations through borrowings from our Credit Facility, proceeds from our PPP Loan and from asset sales. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Liquidation. We expect that the proceeds from the sale of assets pursuant to the Plan will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices or net proceeds we may receive from the disposition of our assets. We believe that the cash flow from operations along with the sales proceeds will continue to provide adequate capital to fund our operating, administrative and other expenses during liquidation, as well as funding our debt service obligations in the short term.
Cash and cash equivalents and restricted cash decreased approximately $7.3 million at March 10, 2021 to $14.5 million from $21.8 million at the beginning of the fiscal year.
Status of Long-Term Investments and Liquidity
At March 10, 2021, we did not hold any long-term investments.
Status of Trade Accounts and Other Receivables, Net
We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectable accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.
Capital Expenditures
Capital expenditures for the two quarters ended March 10, 2021 were approximately $0.8 million primarily related to recurring maintenance of our existing units. Our future maintenance capital expenditures are difficult to predict and will depend on the timing of the sales of our businesses and real estate as part of our Plan of Liquidation.
DEBT
The following table summarizes debt balances at March 10, 2021 (liquidation basis) and August 26, 2020 (going concern basis), in thousands:

	March 10, 2021	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$10,000	$10,000
2018 Credit Agreement - Term Loans	36,583	36,583
Total credit facility debt	46,583	46,583
2020 PPP Loan	10,000	10,000
Total Long-Term Debt	N/A	56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total long-term debt, less unamortized debt issuance costs	N/A	54,118
Current portion of credit facility debt	N/A	—
Long-term debt, less current portion	N/A	$54,118

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
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. Notwithstanding our application for loan forgiveness, we are unable to predict the actual amount of loan forgiveness, if any, that will be approved. On January 28, 2021, we were notified that our PPP Loan (see Note 15. Debt) had been selected for review by the Small Business Administration ("SBA") and we have responded on a timely basis to the information inquiry. As of March 10, 2021, we were in full compliance with all covenants with respect to the PPP Loan.
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
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bear interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at March 10, 2021 of approximately $4.1 million is recorded in restricted cash and cash equivalents on our consolidated statement of net asset in liquidation. Three month LIBOR is set be discontinued after June 30, 2023. We expect to agree to a replacement rate with MSD prior to the LIBOR termination.
The Credit Facility is subject to the following minimum amortization payments: 1st anniversary: $10.0 million; 2nd anniversary: $10.0 million; 3rd anniversary: $15.0 million; and 4th anniversary: $15.0 million.
As of March 10, 2021, we have approximately $6.6 million principal payments due under the Credit Facility in the next 12 months. On April 5, 2021, in connection with the sale of a real estate asset, we made a principal payment of $2.8 million, leaving a principal balance at April 26, 2021 of $3.8 million to be paid by December 13, 2021.
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
The Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of March 10, 2021, we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility are guaranteed by the subsidiaries of the Company.
As of March 10, 2021, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $16 thousand in other indebtedness.
As of April 26, 2021, the Company was in compliance with all covenants under the terms of the Credit Agreement.
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
•future capital expenditures and expected sources of funds for capital expenditures,
•future debt, including liquidity and the sources and availability of funds related to debt, expected forgiveness of our PPP Loan, expected repayment of debt and expected sources of funds for working capital requirements,
•closing existing units, and
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
•our ability to successfully implement the Plan of Liquidation,
•the duration of the COVID-19 pandemic and its impact on our business and general business and economic conditions,
•the forgiveness of our PPP Loan,
•the ability to realize property values,
•collectability of accounts receivable,
•the availability and cost of credit,
•costs relating to legal proceedings,
•fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,
•increases in utility costs, including the costs of natural gas and other energy supplies,
•changes in the availability and cost of labor, including the ability to attract qualified managers and team members,
•decisions made in the allocation of capital resources,
•the impact of competition,
•the seasonality of the business,
•weather conditions in the regions in which our restaurants operate,
•changes in governmental regulations, including changes in minimum wages and health care benefit regulation,
•the effects of inflation and changes in our customers’ disposable income, spending trends and habits,
•the effectiveness of our credit card controls and Payment Card Industry ("PCI") compliance,
•impact of adoption of new accounting standards,
•effects of actual or threatened future terrorist attacks in the United States,
•unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations, and
•the continued service of key management personnel.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 10, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 10, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended March 10, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2020.
Item 1A. Risk Factors
Except as described below, there have been no material changes during the quarter ended March 10, 2021 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2020 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 16, 2020.

Item 5. Other Information
None.
Item 6. Exhibits

4.1	Third Amendment to Rights Agreement, dated as of February 14, 2021, by and between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.4 to Luby’s, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2021 (File No. 001-08308)).

10.1	Professional Services Agreement, dated as of February 1, 2021, between Luby’s Inc. and Winthrop Capital Advisors LLC (incorporated by reference to Exhibit 10.1 to Luby’s, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 16, 2020 filed with the Securities and Exchange Commission on February 2, 2021 (File No. 001-08308)).

10.2	Lease Termination Agreement and Release, dated as of February 23, 2021, between Luby’s Fuddruckers Restaurants, LLC and HPCP Investments, LLC (incorporated by reference to Exhibit 10.1 to Luby’s, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 24, 2021 (File No. 001-08308)).

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: 4/26/2021	By:	/s/ John Garilli
John Garilli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: 4/26/2021	By:	/s/ Steven Goodweather
Steven Goodweather
Chief Financial Officer and Treasurer
(Principal Financial Officer)