Form 10-Q
period 2021-06-02
LUBYS INC
filed 2021-07-19
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 02, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission file number: 001-08308
__________________________
Luby's, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware			74-1335253
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

13111 Northwest Freeway,Suite 600			77040
Houston	,	Texas
(Address of principal executive offices)			(Zip Code)

(713) 329-6800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange at which registered
Common Stock ($0.32 par value per share)	LUB	New York Stock Exchange
Common Stock Purchase Rights	N/A	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 14, 2021, there were 30,969,870 shares of the registrant’s common stock outstanding.

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
Quarter ended June 2, 2021

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)
(In thousands)

June 02, 2021
ASSETS
Cash and cash equivalents	$13,589
Accounts and notes receivable	6,379
Restricted cash and cash equivalents	6,406
Properties and business units for sale	191,620
Total Assets	$217,994

LIABILITIES
Accounts payable	$3,633
Accrued expenses and other liabilities	16,822
Credit facility debt	41,546
PPP Loan	10,000
Operating lease liabilities	7,670
Liability for estimated costs in excess of estimated receipts during liquidation	9,584
Other liabilities	1,144
Total Liabilities	$90,399

Commitments and Contingencies

Net assets in liquidation (Note 3)	$127,595

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(unaudited)
(In thousands)

	Quarter Ended June 2, 2021	Period from November 19, 2020 through June 2, 2021
	(12 Weeks)	(28 weeks)

Net assets in liquidation, beginning of period	$122,532	$117,341
Changes in net assets in liquidation
Changes in liquidation value of properties and business units for sale	(294)	4,224
Changes in estimated cash flows during liquidation	5,121	5,715
Net changes in liquidation value	4,827	9,939
Proceeds received from exercise of stock options	236	315
Changes in net assets in liquidation	5,063	10,254
Net assets in liquidation, end of period	$127,595	$127,595

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Balance Sheet
(Going Concern Basis)
(In thousands, except share data)

August 26, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$15,069
Restricted cash and cash equivalents	6,756
Trade accounts and other receivables, net	6,092
Food and supply inventories	1,653
Prepaid expenses	1,577
Total current assets	31,147
Property held for sale	11,249
Assets related to discontinued operations	1,715
Property and equipment, net	100,599
Intangible assets, net	15,343
Goodwill	195
Operating lease right-of-use assets	16,756
Other assets	399
Total assets	$177,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,770
Liabilities related to discontinued operations	17
Operating lease liabilities-current	3,903
Accrued expenses and other liabilities	19,569
Total current liabilities	30,259
Long-term debt	54,118
Operating lease liabilities-noncurrent	17,797
Other liabilities	1,630
Total liabilities	$103,804
Commitments and Contingencies
SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value; 100,000,000 shares authorized; 31,125,470 shares issued and 30,625,470 shares outstanding at August 26, 2020.	$9,960
Paid-in capital	35,655
Retained earnings	32,759
Less cost of treasury stock, 500,000 shares	(4,775)
Total shareholders’ equity	$73,599
Total liabilities and shareholders’ equity	$177,403

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Operations (unaudited)
(Going Concern Basis)
(In thousands, except per share data)

	Quarter Ended June 3, 2020	Period Ended November 18, 2020	Three Quarters Ended June 3, 2020
	(12 weeks)	(12 weeks)	(40 weeks)
SALES:
Restaurant sales	$13,832	$36,485	$157,781
Culinary contract services	4,963	4,918	21,735
Franchise revenue	193	530	3,058
Vending revenue	6	14	130
TOTAL SALES	18,994	41,947	182,704
COSTS AND EXPENSES:
Cost of food	4,039	9,348	45,378
Payroll and related costs	5,487	12,964	61,402
Other operating expenses	5,766	7,154	30,625
Occupancy costs	3,696	2,634	12,470
Opening costs	—	—	14
Cost of culinary contract services	4,712	4,467	20,060
Cost of franchise operations	437	294	1,411
Depreciation and amortization	2,709	2,142	9,149
Selling, general and administrative expenses	3,339	4,267	20,313
Other charges	164	416	2,912
Net provision (gain) for asset impairments and restaurant closings	12,708	(85)	14,478
Net loss (gain) on disposition of property and equipment	(364)	117	(2,861)
Total costs and expenses	42,693	43,718	215,351
LOSS FROM OPERATIONS	(23,699)	(1,771)	(32,647)
Interest income	19	8	47
Interest expense	(1,641)	(1,212)	(5,076)
Other income, net	402	30	790
Loss before income taxes and discontinued operations	(24,919)	(2,945)	(36,886)
Provision for income taxes	53	58	210
Loss from continuing operations	(24,972)	(3,003)	(37,096)
Loss from discontinued operations, net of income taxes	(7)	(16)	(23)
NET LOSS	(24,979)	(3,019)	(37,119)
Loss per share from continuing operations:
Basic and diluted	$(0.82)	$(0.10)	$(1.23)
Loss per share from discontinued operations:
Basic and diluted	$0.00	$0.00	$0.00
Loss per share:
Basic and diluted	$(0.82)	$(0.10)	$(1.23)
Weighted average shares outstanding:
Basic and diluted	30,398	30,662	30,206

 The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity (unaudited)
(Going Concern Basis)
(In thousands)

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 26, 2020	31,124	$9,960	(500)	$(4,775)	$35,655	$32,759	$73,599
Net loss	—	—	—	—	—	(3,019)	(3,019)
Share-based compensation expense	51	16	—	—	167	—	183
Common stock issued under employee benefit plans	4	1	—	—	(1)	—	—
Balance at November 18, 2020	31,179	$9,977	(500)	$(4,775)	$35,821	$29,740	$70,763

	Common Stock						Total
	Issued		Treasury		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at August 28, 2019	30,478	$9,753	(500)	$(4,775)	$34,870	$61,182	$101,030
Net loss	—	—	—	—	—	(8,338)	(8,338)
Cumulative effect of accounting changes from the adoption of ASC Topic 842	—	—	—	—	—	1,027	1,027
Share-based compensation expense	58	19	—	—	347	—	366
Common stock issued under employee benefit plans	45	15	—	—	(51)	—	(36)
Common stock issued under nonemployee benefit plans	64	20	—	—	(20)	—	—
Balance at December 18, 2019	30,645	$9,807	(500)	$(4,775)	$35,146	$53,871	$94,049
Net loss	—	—	—	—	—	(3,803)	$(3,803)
Share-based compensation expense	101	32	—	—	334	—	366
Common stock issued under employee benefit plans	6	2	—	—	(2)	—	—
Balance at March 11, 2020	30,752	$9,841	(500)	$(4,775)	$35,478	$50,068	$90,612
Net loss	—	$—	$—	$—	$—	$(24,979)	(24,979)
Share-based compensation expense	225	72	—	—	(58)	—	14
Common stock issued under employee benefit plans	22	8	—	—	(13)	—	(5)
Balance at June 3, 2020	30,999	$9,921	(500)	$(4,775)	$35,407	$25,089	$65,642

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows (unaudited)
(Going Concern Basis)
(In thousands)

	Period Ended November 18, 2020	Three Quarters Ended June 3, 2020
	(12 weeks)	(40 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)	$(37,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Net provision (gain) for asset impairments and restaurant closings	(85)	14,478
Net loss (gain) on disposition of property and equipment	117	(2,861)
Depreciation and amortization	2,142	9,149
Amortization of debt issuance cost	223	974
Share-based compensation expense	183	746
Cash used in operating activities before changes in operating assets and liabilities	(439)	(14,633)
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	679	3,424
Decrease (increase) in food and supply inventories	(950)	179
Decrease in prepaid expenses and other assets	909	783
Decrease in operating lease assets	1,928	3,954
Decrease in operating lease liabilities	(3,154)	(5,239)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,046	(2,563)
Net cash provided by (used in) operating activities	19	(14,095)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	114	7,580
Purchases of property and equipment	(433)	(1,890)
Net cash provided by (used in) investing activities	(319)	5,690
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	—	4,700
Proceeds from term loan	—	5,000
Term loan repayments	—	(2,012)
Proceeds from PPP Loan	—	10,000
Net cash provided by financing activities	—	17,688
Net increase (decrease) in cash and cash equivalents and restricted cash	(300)	9,283
Cash and cash equivalents and restricted cash at beginning of period	21,825	12,756
Cash and cash equivalents and restricted cash at end of period	$21,525	$22,039
Cash paid for:
Income taxes, net of (refunds)	$4	$13
Interest	$1,059	$3,955

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
On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order. Full on-premise dining resumed in Texas in March 2021, when government restrictions limiting on-premise dining were lifted. Prior to the onset of the COVID-19 pandemic we operated 118 restaurants. As of June 2, 2021, we operated 68 restaurants (58 Luby’s cafeterias and 10 Fuddruckers restaurants). Included in both the Luby cafeteria and the Fuddruckers restaurant counts are five Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. Additionally, our Fuddruckers franchisees operated 90 locations prior to the COVID-19 pandemic and operated 82 restaurants as of June 2, 2021.
Vaccines for COVID-19 were first made available in the United States ("U.S.") in December 2020 with increasing rates of vaccination in the U.S. population with each passing month, including in the core markets where we operate in Texas.. These vaccination rates, in addition to a return to full capacity on-premise dining at most of our restaurants, U.S. Treasury stimulus payments to U.S. citizens and decreased guest concerns with gathering in public establishments have all reduced the risk to operating our restaurants. However, despite these positive developments, risks and uncertainties remain as cases of COVID-19 infection continue within the communities where we operate, albeit at reduced levels. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.

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
Subsequent Events
We evaluated events subsequent to June 2, 2021 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
Subsequent to June 2, 2021, we closed on the sale of four of our properties for a cumulative gross sales price that exceeded our previously reported liquidation value for these assets. In contemplation of the completion of these transactions, we increased the liquidation value of our properties and business units held for sale by approximately $1.9 million at June 2, 2021.
On June 16, 2021, we entered into an agreement to sell our Fuddruckers franchise operations to Black Titan Franchise Systems LLC, a newly formed affiliate of Nicholas Perkins. We had previously sold/franchised a number of our Fuddruckers restaurants to Mr. Perkins. We anticipate that this transaction could provide us with approximately $18.5 million of value (most of which will be derived from the purchaser's issuance of a note to us and their assumption of certain liabilities). There can be no assurance that we will realize or receive the full value of such consideration. We have not adjusted our estimated liquidation value as a result of this transaction. Neither Fuddruckers transaction announced to date includes any value that may be realized through future sales of our owned real estate. The agreement is subject to normal and customary conditions for transactions of this nature, is not subject to a financing contingency and is expected to close within 90 days from the date of the agreement.
On June 20, 2021, we entered into an agreement to sell the Luby's Cafeteria restaurant business to a newly formed affiliate of Calvin Gin (to be renamed Luby's Restaurants Corporation following the closing of the transaction). The purchase will include 32 of the existing Luby's restaurants (including one Combo unit), all in Texas, and ownership of the Luby's Cafeteria brand. The purchase does not include any of the real estate we own or our Culinary Contract Services business. We anticipate that this transaction could provide us with approximately $28.7 million of value (all but a nominal amount of which will be derived from the purchaser's assumption of some of our liabilities and its issuance of notes to us). There can be no assurance that we will realize or receive the full value of such consideration. We have not adjusted our estimated liquidation value as a result of this transaction. The amount does not include any value that may be realized through future sales of our owned real estate underlying 25 of the cafeteria locations included in this transaction. The agreement is subject to normal and customary conditions for transactions of this nature, is not subject to a financing contingency and is expected to close within 120 days from the date of the agreement. The purchaser has since provided notice to us that they have satisfied certain conditions to closing of the transactions contemplated by the agreement such that we no longer have the option to terminate the agreement in order to pursue an alternative transaction.
On June 29, 2021, we received notice from the Small Business Administration ("SBA") that our $10.0 million PPP Loan had been forgiven in full and our loan was settled on the same date. The settlement of the PPP loan will be recognized on our Statement of Net Assets during the fourth quarter of fiscal 2021 and will result in an increase in our reported net assets in liquidation of approximately $0.32 per share from the amount reported at June 2, 2021. See Note 15. Debt for additional details regarding the PPP Loan.

Note 2. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires us to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the plan of liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of our business units until they are sold, the timing of business and property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. Upon transition to the liquidation basis of accounting on November 19, 2020, the Company accrued revenues and expenses expected to be earned or incurred during liquidation. The liability for estimated costs in excess of estimated receipts during liquidation at June 2, 2021 and November 19, 2020 was comprised of (in thousands):

	June 2, 2021	November 19, 2020
Total estimated receipts during remaining liquidation period	$49,797	$92,017
Total estimated costs of operations	(40,525)	(76,151)
Selling, general and administrative expenses	(11,628)	(18,745)
Interest expense	(847)	(2,305)
Interest component of operating lease payments	(2,375)	(7,064)
Capital expenditures	(340)	(943)
Sales costs	(3,666)	(4,079)
Total estimated costs during remaining liquidation period	(59,381)	(109,287)
Liability for estimated costs in excess of estimated receipts during liquidation	$(9,584)	$(17,270)
The change in the liability for estimated costs in excess of estimated receipts during liquidation between November 19, 2020 and June 2, 2021 is as follows (in thousands):

	November 19, 2020	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	June 2, 2021
Assets:
Estimated net inflows from operations (1)	$7,859	$(11,288)	$9,986	$6,557

	7,859	(11,288)	9,986	6,557
Liabilities:
Sales costs	(4,079)	896	(483)	(3,666)
Corporate expenditures (2)	(21,050)	12,363	(3,788)	(12,475)

	(25,129)	13,259	(4,271)	(16,141)

Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)	$1,971	$5,715	$(9,584)
(1) Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) interest component of operating lease payments and (iii) capital expenditures.
(2) Corporate expenditures consists of (i) selling, general and administrative expenses and (ii) interest expense.
(3) Net change in working capital represents changes in cash, restricted cash, accounts receivable, accounts payable, and accrued expenses and other liabilities as a result of the Company's operating activities for the period from November 19, 2020 to June 2, 2021.
(4) Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

Note 3. Net Assets in Liquidation
Initial Net Assets In Liquidation
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
(1) Under the liquidation basis of accounting, all assets are recorded at net realizable value which implicitly includes the tangible and intangible value of all assets. This adjustment at November 19, 2020 reflects adjusting real properties to net realizable value and recording an estimated value for our business units, Luby's Cafeterias, Fuddruckers restaurants and franchise operations, and Culinary Contract Services.
Current Fiscal Year Activity
Net assets in liquidation increased by $10.3 million during the period from November 19, 2020 through June 2, 2021. The increase was primarily due to a $5.7 million net increase due to a remeasurement of assets and liabilities and a $4.2 million increase in properties and business units for sale.
The increase generated by the remeasurement of assets and liabilities was due to actual operating results exceeding projected operating results by $2.6 million and a $3.1 million increase in projected future operating results primarily as a result of changes in estimated holding periods for our operating properties.
The increase in properties and business units for sale was due to a change in value attributable to the sale and conversion to franchise locations of 12 Fuddruckers restaurants, a change in the value attributable to properties that have closed, or are under contract to sell with non-refundable deposits, at prices that were different than our previous liquidation values. This increase was partially offset by a change in the estimated value of our business units and some of our real estate assets.
We have one class of common stock. The net assets in liquidation at June 2, 2021 would result in liquidating distributions of approximately $4.13 per common share based on the number of common shares outstanding at that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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
During the fourth quarter of fiscal 2020 and the first three quarters of fiscal 2021, we were able to settle 28 leases for closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 28 leases for approximately 21% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. We can offer no assurances that we will continue to settle any lease obligations for less than the total undiscounted base rent payments, or for less than their discounted value recorded within net assets in liquidation.

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

Restricted cash and cash equivalents as of June 2, 2021 was $6.4 million. Amounts included in restricted cash represent those required to be set aside for (1) estimated amount of interest payable in the next 12 months under the Credit Agreement (see "Note 15. Debt"), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program.
Note 5. Revenue Recognition
Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from food and beverage sales at each of our restaurants, royalties and fees from our Fuddruckers franchisees, and fees under our culinary contract services ("CCS") contracts. We estimate these expected cash receipts from operating these businesses through the point when we expect the operations of these businesses or individual income producing properties are sold to a new owner or when we otherwise estimate operations cease. This estimated ending period for operating these businesses generally varies from third quarter fiscal 2021 through first quarter fiscal 2022. These estimated revenues are included in the calculation of estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets in liquidation. Estimated proceeds from the sale of our operating businesses and real estate assets are recorded separately from the estimated operating revenues and are included in properties and business units for sale on our consolidated statement of net assets in liquidation.
Restaurant Sales
Under the going concern basis of accounting, restaurant sales consisted of sales of food and beverage products to restaurant guests at our Luby’s cafeterias and our Fuddruckers and Cheeseburger in Paradise restaurants. Revenue from restaurant sales was recognized at the point of sale and was presented net of discounts, coupons, employee meals and complimentary meals. Sales taxes that we collected and remitted to the appropriate taxing authority related to these sales were excluded from revenue. Under the liquidation basis of accounting, we have estimated the sales to be collected at each restaurant through the point when we estimate that operations at each restaurant no longer occur under our ownership. This estimated point when we no longer operate restaurants varies based on whether the restaurant location is operated as a Luby's cafeteria or a Fuddruckers restaurant, whether the restaurant location is situated on property we own or lease, and other factors. However, it is estimated that, as we sell certain restaurants to new owners to steward the Luby's and Fuddruckers brands, most restaurant operations would no longer be owned by us by the end of calendar year 2021. During this holding period when we operate restaurants, sales are estimated based on recent sales history and consideration of historical seasonal patterns.
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

	Gift Cards, net of discounts	Franchise Fees
	(In thousands)
Balance at August 28, 2019	$2,880	$1,287
Revenue recognized that was included in the contract liability balance at the beginning of the year	(1,011)	(128)
Increase, net of amounts recognized as revenue during the period	1,541	—
Balance at August 26, 2020	$3,410	$1,159
Disaggregation of Total Revenues (in millions):

	Quarter Ended June 3, 2020	Period Ending November 18, 2020	Three Quarters Ended June 3, 2020
	(12 weeks)	(12 weeks)	(40 weeks)
	(in millions)
Revenue from performance obligations:
Satisfied at a point in time	$15.7	$38.5	$167.7
Satisfied over time	3.3	3.4	15.0
Total Sales	$19.0	$41.9	$182.7
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
Supplemental balance sheet information related to our leases was as follows:

Operating Leases	Balance Sheet Classification	June 2, 2021	August 26, 2020
		(Liquidation Basis)	(Going Concern Basis)
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$—	$16,756

Current lease liabilities	Operating lease liabilities-current	N/A	$3,903
Non-current lease liabilities	Operating lease liabilities-noncurrent	N/A	17,797
Total lease liabilities		$7,670	$21,700
See the Lease Liabilities section of Note 3. Net Assets in Liquidation for further discussion of our lease liabilities.
Weighted-average lease terms and discount rates were as follows:

	June 02, 2021	August 26, 2020
Weighted-average remaining lease term	4.86 years	5.73 years

Weighted-average discount rate	9.79%	9.57%
Under the going concern basis of accounting, components of lease expense were as follows:

	12 Weeks Ended	12 Weeks Ended	40 Weeks Ended
	June 3, 2020	November 18, 2020	June 3, 2020
	(in thousands)
Operating lease expense	$1,872	$1,120	$6,451
Variable lease expense	201	138	753
Short-term lease expense	43	92	170
Sublease expense	86	18	373
Total lease expense	$2,202	$1,368	$7,747

Under the going concern basis of accounting, operating lease income was included in other income on our consolidated statements of operations and was comprised of:

	12 Weeks Ended	12 Weeks Ended	40 Weeks Ended
	June 3, 2020	November 18, 2020	June 3, 2020
	(in thousands)
Operating lease income	$121	$62	$623
Sublease income	86	18	373
Variable lease income	26	5	134
Total lease income	$233	$85	$1,130
Supplemental disclosures of cash flow information related to leases were as follows:

	12 Weeks Ended	12 Weeks Ended	40 Weeks Ended
	June 3, 2020	November 18, 2020	June 3, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,338	$2,358	$6,626

Right-of-use assets obtained in exchange for lease liabilities	$1,038	$—	$1,941
Operating lease obligations maturities in accordance with Topic 842 as of June 2, 2021 were as follows:

(in thousands)
Remainder of FY 2021	$527
FY 2022	1,945
FY 2023	1,880
FY 2024	1,088
FY 2025	2,145
Thereafter	2,409
Total lease payments	9,994
Less: imputed interest	(2,324)
Present value of operating lease obligations	$7,670

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

	Quarter Ended June 3, 2020	Period Ended November 18, 2020	Three Quarters Ended June 3, 2020
	(12 weeks)	(12 weeks)	(40 weeks)
	(In thousands)
Sales:
Luby's cafeterias	$12,414	$31,949	$127,426
Fuddruckers restaurants	1,411	4,550	28,962
Cheeseburger in Paradise restaurants	30	—	1,522
Culinary contract services	4,944	4,918	21,735
Fuddruckers franchise operations	195	530	3,059
Total	18,994	$41,947	$182,704
Segment level profit (loss):
Luby's cafeterias	$(3,191)	$4,896	$9,595
Fuddruckers restaurants	(1,818)	(412)	(1,324)
Cheeseburger in Paradise restaurants	(141)	(85)	(236)
Culinary contract services	251	451	1,675
Fuddruckers franchise operations	(244)	236	1,648
Total	(5,143)	$5,086	$11,358
Depreciation and amortization:
Luby's cafeterias	$1,783	$1,530	$5,979
Fuddruckers restaurants	340	167	1,276
Cheeseburger in Paradise restaurants	22	—	69
Culinary contract services	8	8	26
Fuddruckers franchise operations	—	1	297
Corporate	556	436	1,502
Total	2,709	$2,142	$9,149
Capital expenditures:
Luby's cafeterias	$369	$416	$1,656
Fuddruckers restaurants	17	17	129
Cheeseburger in Paradise restaurants	12	—	30
Fuddruckers franchise operations	—	—	9
Corporate	2	—	66
Total	$400	$433	$1,890

	Quarter Ended June 3, 2020	Period Ended November 18, 2020	Three Quarters Ended June 3, 2020
	(12 weeks)	(12 weeks)	(40 weeks)
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit (loss)	$(5,143)	$5,086	$11,358
Opening costs	—	—	(14)
Depreciation and amortization	(2,709)	(2,142)	(9,149)
Selling, general and administrative expenses	(3,339)	(4,267)	(20,313)
Other charges	(164)	(416)	(2,912)
Net provision for asset impairments and restaurant closings	(12,708)	85	(14,478)
Net loss on disposition of property and equipment	364	(117)	2,861
Interest income	19	8	47
Interest expense	(1,641)	(1,212)	(5,076)
Other income, net	402	30	790
Total	$(24,919)	$(2,945)	$(36,886)

August 26, 2020
(in thousands)
Total assets:
Luby's cafeterias	$90,349
Fuddruckers restaurants (1)	26,502
Cheeseburger in Paradise restaurants (2)	164
Culinary contract services	4,744
Fuddruckers franchise operations (3)	8,973
Corporate	46,671
Total	$177,403

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

	Quarter Ended June 3, 2020	Period Ended November 18, 2020	Three Quarters Ended June 3, 2020
	(12 weeks)	(12 weeks)	(40 weeks)
	(In thousands)
Employee severances	$45	$—	$1,207
Restructuring related	119	416	1,705
Total Other charges	$164	$416	$2,912

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
Under the going concern basis of accounting, non-recurring fair value measurements related to impaired operating lease right-of-use assets and property held for sale for the three quarters ended June 3, 2020 consisted of the following:

		Fair Value Measurement Using
	June 3, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments(5)
Nonrecurring Fair Value Measurements		(In thousands)
Continuing Operations
Property held for sale (1)	$3,362	$—	$—	$3,362	$(14)
Property and equipment related to company-owned restaurants (2)	424	—	—	424	(4,888)
Operating lease right-of-use assets (3)	—	—	—	—	(5,447)
Goodwill (4)	—	—	—	—	(320)
Total Nonrecurring Fair Value Measurements	$3,786	$—	$—	$3,786	$(10,669)
(1) In accordance with Subtopic 360-10, long-lived assets held for sale with a carrying value of approximately $3.4 million were written down to their fair value, less costs to sell, of approximately $3.4 million, resulting in an impairment charge of approximately $14 thousand.
(2) In accordance with Subtopic 360-10, long-lived assets held and used with a carrying value of approximately $5.3 million were written down the their fair value, less costs to sell, of approximately $0.4 million, resulting in an impairment charge of approximately $4.9 million.
(3) In accordance with Subtopic 360-10, operating lease right-of-use assets with a carrying amount of approximately $5.4 million were written down to their fair value of zero, resulting in an impairment charge of approximately $5.4 million.
(4) In accordance with Subtopic 360-20, goodwill with a carrying value of approximately $0.3 million was written down to its fair value of zero, resulting in an impairment charge of approximately $0.3 million.
(5) Total impairments are included in provision for asset impairments and restaurant closings in our unaudited consolidated statement of operations for the three quarters ended June 3, 2020.

Note 10. Income Taxes
No cash payments of estimated federal income taxes were made during the 12 week period ended November 18, 2020 and the three quarters ended June 3, 2020, respectively. Under the going concern basis of accounting, deferred tax assets and liabilities were recorded based on differences between the financial reporting basis and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when the differences are expected to reverse. Under the liquidation basis of accounting, we have estimated the actual cash tax payments based on our estimate of operations and the timing and amount to be collected on the sale of our assets. We have included a liability of $609 thousand in accrued expenses and other liabilities on our consolidated statement of net assets in liquidation at June 2, 2021.
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
Under the going concern basis of accounting, the effective tax rate ("ETR") for continuing operations was a negative 0.2% for the quarter ended June 3, 2020. The ETR was a negative 2.0% for the 12 week period ended November 18, 2020 and a negative 0.6% for the three quarters ended June 3, 2020. The ETR for the 12 week period ended November 18, 2020 differed from the federal statutory rate of 21% due to management's full valuation allowance conclusion, state income taxes, and other discrete items.
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
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act contains numerous tax provisions; however, there was no impact on our income tax provision due to management's full valuation allowance conclusion. We will continue to assess the effect of the CARES Act and the ongoing other legislation related to the COVID-19 pandemic that may be issued, including the Consolidated Appropriations Act 2021 and the American Rescue Plan Act of 2021 that were signed into law on December 27, 2020 and March 11, 2021, respectively.

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
The aggregate amortization expense related to intangible assets subject to amortization was approximately $0.3 million and $1.1 million for the 12 week period ended November, 18, 2020 and the three quarters ended June 3, 2020, respectively.

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
Under the going concern basis of accounting, goodwill, net of accumulated impairments, was approximately $195 thousand as of August 26, 2020. The Company recorded no goodwill impairment charges during the 12 week period ended November 18, 2020 and $320 thousand during the three quarters ended June 3, 2020. Under the liquidation basis of accounting, there is no goodwill included on our statement of net assets in liquidation.
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

We recognized the following impairment charges to income from operations:

	Period Ended	Three Quarters Ended
	November 18, 2020	June 3, 2020
	(12 weeks)	(40 weeks)
	(In thousands, except per share data)
Net provision (gain) for asset impairments and restaurant closings	$(85)	$14,478
Net loss (gain) on disposition of property and equipment	117	(2,861)
	$32	$11,617
Effect on EPS:
Basic	$—	$(0.38)
Assuming dilution	$—	$(0.38)

The $0.1 million net gain in provision for asset impairments and restaurant closings for the period ended November 18, 2020 is primarily related to a $0.7 million net gain on the termination of seven leases where we permanently ceased operations and negotiated buyouts of the leases, partially offset by a $0.6 million write-off of the right-of-use asset for one of our leased locations.
The $14.5 million provision for asset impairments and restaurant closings for the three quarters ended June 3, 2020 was primarily related to the write off of $5.4 million right-of-use assets for 27 of our leased locations where we permanently ceased operations during the period, impairment losses of $4.9 million for property and equipment at 28 of our restaurant locations and $1.2 million of certain surplus equipment written down to fair value, as well as $2.6 million of store closing expenses accrued for the leased locations where we permanently ceased operations.
The $2.9 million net gain on disposition of property and equipment for the three quarters ended June 3, 2020 was primarily due to gains on the sale of two previously held for sale properties and one property previously held for use, partially offset by routine asset retirements.
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

Under the going concern basis of accounting, losses from discontinued operations for the 12 week period ended November 18, 2020 and the quarter ended and three quarters ended June 3, 2020 were not significant.
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
Abandoned Leased Facilities - Liability for Store Closings
We classified eight and 18 leased restaurant locations as abandoned as of June 2, 2021 and August 26, 2020, respectively. Although we may remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During the three quarters ended June 2, 2021, we settled and terminated ten abandoned leases.
The liability for our abandoned leases at June 2, 2021 and August 26, 2020 is as follows (in thousands):

	June 2, 2021	August 26, 2020
	(Liquidation Basis)	(Going Concern Basis)
Short-term lease liability	N/A	$365
Long-term lease liability	N/A	2,348
Operating lease liabilities	$1,620	2,713
Accrued expenses and other liabilities	1,562	2,088
Total	$3,182	$4,801

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
Note 14. Related Parties
Affiliate Services
Christopher J. Pappas, the Company’s former Chief Executive Officer and Harris J. Pappas, a former director of the Company, own two restaurant related entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than five percent of the Company's common stock.
Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. We received no services under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the three quarters ended June 2, 2021 and June 3, 2020, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.

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
For the three quarters ended June 2, 2021 and June 3, 2020, affiliated rents incurred as a percentage of relative total Company cost was 0.29% and 0.46%, respectively. Rent payments under the two lease agreements described above were $133 thousand and $300 thousand, for the three quarters ended June 2, 2021 and June 3, 2020, respectively.
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
Key Management Personnel
Mr. Pappas resigned his position as President and Chief Executive Officer, effective January 27, 2021. Mr. Pappas remains a member of the Board of Directors of the Company. Previously, on December 11, 2017, the Company had entered into a new employment agreement with Mr. Pappas. Under the employment agreement, which is no longer effective as of January 27, 2021, the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renewed for additional one year periods, unless terminated in accordance with its terms. The employment agreement had been unanimously approved by the Executive Compensation Committee of our Board of Directors as well as by the full Board at that time. Previously, effective August 1, 2018, the Company and Mr. Pappas agreed to reduce his fixed annual base salary to one dollar.
Also, effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of our Quarterly Report on Form 10-Q for the quarters ended March 10, 2021 and June 2, 2021, respectively.
Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 15. Debt
The following table summarizes debt balances at June 2, 2021 (liquidation basis) and August 26, 2020 (going concern basis), in thousands:

	June 2, 2021	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$10,000	$10,000
2018 Credit Agreement - Term Loans	31,546	36,583
Total credit facility debt	41,546	46,583
2020 PPP Loan	10,000	10,000
Total Long-Term Debt	N/A	56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total long-term debt, less unamortized debt issuance costs	N/A	54,118
Current portion of credit facility debt	N/A	—
Long-term debt, less current portion	N/A	$54,118
PPP Loan
On April 21, 2020. we entered into a promissory note with Texas Capital Bank, N.A., ("TCB") effective April 12, 2020, that provides for a loan in the amount of $10.0 million (the "PPP Loan") pursuant to the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan is subject to forgiveness under the PPP upon our request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan matures on April 12, 2022, two years from the commencement date and bears interest at a rate of 1.0% per annum.
On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for borrowers under the PPP. The new Act increased flexibility for businesses that were unable to operate as normal due to COVID-19 related restrictions. The new Act extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from eight weeks under the original rules, relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness, and extended the payment deferral period to the earlier of the date when the amount of loan forgiveness is determined by the SBA and lender or 10 months after the 24 week covered period ends. Initially, all payments were to be deferred for six months. Under the new Act, payments are deferred until the SBA remits any loan forgiveness amount to the lender, TCB in the case of the Company. Interest accrues over the entire period of the PPP Loan for the portion of the PPP that is not ultimately forgiven.
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. On January 28, 2021, we were notified that our PPP Loan had been selected for review by the Small Business Administration ("SBA") and we have responded on a timely basis to the information inquiry. As of June 2, 2021, we were in full compliance with all covenants with respect to the PPP Loan. As discussed at the Subsequent Events section of Note 1. Basis of Presentation, we received notice on June 29, 2021 that the entire amount of our PPP Loan was forgiven by the SBA.
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
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bear interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at June 2, 2021 of approximately $4.1 million is recorded in restricted cash and cash equivalents on our consolidated statement of net assets in liquidation. Three month LIBOR is set be discontinued after June 30, 2023. We expect that all amounts outstanding under the Credit Facility will be repaid prior to the LIBOR termination date.
As of June 2, 2021, the Credit Facility was subject to the following minimum amortization payments: 3rd anniversary (December 13, 2021): $1.5 million; 4th anniversary (December 13, 2022): $15.0 million, and 5th Anniversary (December 13, 2023): $25.0 million (including the Revolver and the Delayed Draw Term Loan outstanding balances of $10.0 million and $5.0 million, respectively).
As of June 2, 2021, we had approximately $1.5 million principal payments due under the Credit Facility in the next 12 months. Subsequent to June 2, 2021, in connection with the sales of four real estate assets, we made principal payments of $7.3 million.
Through the date of the Third Amendment, the Company also paid a quarterly commitment fee based on the unused portion of the Revolver and the Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the Delayed Draw Term Loan and the Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. As of June 2, 2021, no make whole premium was paid or payable by the Company under the Credit Facility. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the Credit Facility.
Indebtedness under the Credit Facility is secured by a security interest in, among other things, all of the present and future personal property of the Company and its subsidiaries (other than certain excluded assets) and all Mortgaged Property (as defined in the Credit Agreement) of the Company and its subsidiaries. Under the Credit Facility, 80% of net proceeds from asset sales, including real property sales, are applied as mandatory prepayments of our Term Loan. Mandatory prepayments are not subject to the make whole premium described above.
The Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 2, 2021, we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility are guaranteed by the subsidiaries of the Company.
As of June 2, 2021, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $11 thousand in other indebtedness.
As of July 19, 2021, the Company was in compliance with all covenants under the terms of the Credit Agreement.
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
As of June 2, 2021, no shares remain available for future issuance under the Non-employee Director Stock Plan. Compensation costs for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in selling, general and administrative expenses, was approximately $158 thousand, $178 thousand and $567 thousand for the 12 weeks ended November 18, 2020 and the quarter ended and three quarters ended June 3, 2020, respectively.

Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.4 million options and restricted stock units have been granted to date, and 5.5 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of June 2, 2021, approximately 2.2 million shares remain available for future issuance. Compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, was approximately $25 thousand, $(163) thousand and $179 thousand, respectively, for the 12 weeks ended November 18, 2020 and the quarter ended and three quarters ended June 3, 2020.
Stock Options
Stock options granted under either the Employee Stock Plan or the Non-employee Director Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.
Option awards under the Non-employee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Non-employee Director Stock Plan in the three quarters ended June 2, 2021. No options to purchase shares were outstanding under the Non-employee Director Stock Plan as of June 2, 2021.
Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the three quarters ended June 2, 2021. Options to purchase 429,420 shares at option prices of $2.82 to $5.95 per share remain outstanding as of June 2, 2021.
A summary of the Company’s stock option activity for the three quarters ended June 2, 2021 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 26, 2020	860,501	$4.07	5.0	$—
Exercised	(110,553)	$2.82	—	$86.4
Cancelled / Forfeited	(301,997)	$4.52	—	—
Expired	(18,531)	$5.37	—	—
Outstanding at June 2, 2021	429,420	$4.01	4.9	$114.0
Exercisable at June 2, 2021	429,420	$4.01	4.9	$114.0
The intrinsic value for stock options is defined as the difference between the current market value, or closing price on June 2, 2021, and the grant price on the measurement dates in the table above.
At June 2, 2021, there is no unrecognized compensation cost related to unvested options.
Restricted Stock Units
Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.
A summary of the Company’s restricted stock unit activity during the three quarters ended June 2, 2021 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2020	173,808	$2.57	2.0
Vested	(108,572)	$2.75	—
Unvested at June 2, 2021	65,236	$2.27	1.7

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
Non-cash compensation expense related to our 2018 TSR Plan, recorded in selling, general and administrative expenses, was approximately $(198) thousand and $9 thousand in the quarter ended and three quarters ended June 3, 2020, respectively.
Restricted Stock Awards
Under the Non-employee Director Stock Plan, directors received grants of restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors received a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted was valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. As of June 2, 2021, there are no shares available for issuance under the Non-employee Director Stock Plan and future directors compensation will be paid in cash.
Cash and Restricted Share Bonus Plans
On August 12, 2020, the Board of Directors approved a bonus opportunity agreement by which six members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer are eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the "retention awards"). The retention awards are intended to retain certain key employees in their roles with the Company and to carry out the Plan of Dissolution. A portion of the retention awards is earned for each of the closing of the sale of (1) our CCS business line, (2) the Fuddruckers business line and (3) 30 or more of our Luby's Cafeterias (each being a "Triggering Event"). The cash bonus will be paid on the next payroll cycle following such Triggering Event. The restricted stock award will be considered earned as of such Triggering Event and shall vest on the 1st anniversary of the Triggering Event, unless the individual's employment with us is terminated prior to the restriction lapsing. One member of management has since resigned and the bonus opportunity agreement was terminated for that individual. The total cash bonus available to be earned as of June 2, 2021 is approximately $146 thousand. The total number of restricted stock available to be earned as of June 2, 2021 is 98,000 shares. The grant date for the restricted stock award was August 25, 2020 and the grant date fair value was $107 thousand, based on the average share price of our common stock of $1.095 on the grant date.
Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100%. Two members of management have since resigned from the Company and their severance agreements were terminated. The total amount of severance that would be paid to the six remaining members of management with severance agreements as of June 2, 2021 is approximately $871 thousand.

Note 17. Earnings Per Share (Going Concern Basis)
Under the going concern basis of accounting, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Stock options excluded from the computation of net income per share for the 12 week period ended November 18, 2020 and the quarter ended and three quarters ended June 3, 2020 include 849,970 shares, 1,165,283 shares, and 1,165,283 shares respectively, with exercise prices exceeding market prices whose inclusion would also be anti-dilutive.
The components of basic and diluted net loss per share are as follows:

	Quarter Ended	Period Ended	Three Quarters Ended
	June 3, 2020	November 18, 2020	June 3, 2020
	(12 weeks)	(12 weeks)	(28 weeks)
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(24,972)	$(3,003)	$(37,096)
Loss from discontinued operations, net of income taxes	(7)	(16)	(23)
NET LOSS	$(24,979)	$(3,019)	$(37,119)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,398	30,662	30,206
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—	—
Denominator for earnings per share assuming dilution	30,398	30,662	30,206

Loss per share from continuing operations:
Basic and diluted	$(0.82)	$(0.10)	$(1.23)
Loss per share from discontinued operations:
Basic and diluted	$0.00	$0.00	$0.00
Loss per share:
Basic and diluted	$(0.82)	$(0.10)	$(1.23)

Note 18. Shareholder Rights Plan
The Board of Directors adopted a shareholder rights plan with a 10% triggering threshold and declared a dividend distribution of one right initially representing the right to purchase one half of a share of Luby’s common stock, upon specified terms and conditions.
The Board of Directors adopted the shareholder rights plan in view of the concentrated ownership of Luby’s common stock as a means to ensure that all of Luby’s stockholders are treated equally. The shareholder rights plan is designed to limit the ability of any person or group to gain control of Luby’s without paying all of Luby’s stockholders a premium for that control. The shareholder rights plan was not adopted in response to any specific takeover bid or other plan or proposal to acquire control of Luby’s.
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
The plan will terminate on February 15, 2022, unless earlier terminated or extended by the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended June 2, 2021 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2020.
The following table shows our restaurant unit count as of August 26, 2020 and June 2, 2021.
Restaurant Counts:

	August 26, 2020	FY21 YTDQ3 Openings	FY21 YTDQ3 Closings	FY21 YTDQ3 Franchise Conversion	June 2, 2021
Luby’s cafeterias	61	—	(3)	—	58
Fuddruckers restaurants	24	—	—	(14)	10
Total	85	—	(3)	(14)	68
Included in the above counts for both Luby's cafeterias and Fuddruckers restaurants are five Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. Subsequent to June 2, 2021, we closed two Luby's cafeterias and one Combo Unit.
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
We have one class of common stock. The net assets in liquidation at June 2, 2021 would result in liquidating distributions of approximately $4.13 per common share based on the number of common shares outstanding at that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. It is not possible to predict with certainty the timing or aggregate amount that may ultimately be distributed to our shareholders and no assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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
On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order. Full on-premise dining resumed in Texas in March 2021, when government restrictions limiting on-premise dining were lifted. Prior to the onset of the COVID-19 pandemic we operated 118 restaurants. As of June 2, 2021, we operated 68 restaurants (58 Luby’s cafeterias and 10 Fuddruckers restaurants). Included in both the Luby cafeteria and the Fuddruckers restaurant counts are five Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location.

Additionally, our Fuddruckers franchisees operated 90 locations prior to the COVID-19 pandemic and operated 82 restaurants as of June 2, 2021.
Vaccines for COVID-19 were first made available in the United States ("U.S.") in December 2020 with increasing rates of vaccination in the U.S. population with each passing month, including in the core markets where we operate in Texas.. These vaccination rates, in addition to a return to full capacity on-premise dining at most of our restaurants, U.S. Treasury stimulus payments to U.S. citizens and decreased guest concerns with gathering in public establishments have all reduced the risk to operating our restaurants. However, despite these positive developments, risks and uncertainties remain as cases of COVID-19 infection continue within the communities where we operate, albeit at reduced levels. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.
Asset Disposal and Liquidation Activities
Brands
•In December 2020 we terminated our sub-license to the Cheeseburger in Paradise brand name in return for compensation from the sub-licensor. Proceeds from the sale were immaterial.
•During the second quarter of fiscal 2021, we sold our rights to the Koo Koo Roo brand name to an independent third party. Proceeds from the sale were immaterial.
Fuddruckers
•In December 2020 we announced that we entered into an agreement to franchise 13 of our company-owned Fuddruckers restaurants to Black Titan Holding, LLC.
◦In March 2021, we closed on the sale and transfer of nine of these Fuddruckers restaurants. In each case, Black Titan Holding, LLC entered into a franchise agreement with us to operate each of these nine Fuddruckers restaurants. Black Titan Holding, LLC assumed the lease obligation or ownership of the tenant entity at each of these nine locations and thus Luby’s no longer has a lease obligation at these property locations.
◦In April 2021, we closed on the sale and transfer of two of these Fuddruckers restaurants and we entered into a management agreement on one of these Fuddruckers restaurants with Black Titan, LLC. However, Luby's continues to be either directly or contingently liable for the lease obligation at these property locations.
◦In May 2021, we closed on the sale and transfer of the remaining Fuddruckers location to Black Titan Holding, LLC and Black Titan Holding LLC entered into a franchise agreement with us to operate this Fuddruckers restaurant. Black Titan Holding LLC assumed the lease obligation for this location and thus Luby's no longer has a lease obligation at this property location.
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
•Subsequent to June 2, 2021, we entered into an agreement to sell our Fuddruckers franchise operations to Black Titan Franchise Systems LLC, a newly formed affiliate of Nicholas Perkins. We had previously sold / franchised a number of our Fuddruckers restaurants to Mr. Perkins, as discussed above. We anticipate that this transaction could provide us with approximately $18.5 million of value (most of which will be derived from the purchaser's issuance of a note to us and their assumption of certain liabilities). There can be no assurance that we will realize or receive the full value of such consideration. We have not adjusted our estimated liquidation value as a result of this transaction. Neither Fuddruckers transaction announced to date includes any value that may be realized through future sales of our owned real estate. The agreement is subject to normal and customary conditions for transactions of this nature, is not subject to a financing contingency and is expected to close within 90 days from the date of the agreement.
•As of July 19, 2021, we continue to operate five Company owned Fuddruckers locations and 4 Combo locations. One of the Combo units is being conveyed in the sale of the cafeteria business (see below). We have reached an agreement with Black Titan Holding, LLC to take over the operations of one additional Company owned location to occur coincident with the closing of the sale of the underlying real estate. We are currently evaluating the remaining locations to determine the best exit strategy for each location.

Cafeterias
•Subsequent to June 2, 2021, we entered into an agreement to sell the Luby's Cafeteria restaurant business to a newly formed affiliate of Calvin Gin (to be renamed Luby's Restaurants Corporation following the closing of the transaction). The purchase will include 32 of the existing Luby's restaurants (including one Combo unit), all in Texas, and ownership of the Luby's Cafeteria brand. The purchase does not include any of the real estate we own or our Culinary Contract Services business. We anticipate that this transaction could provide us with approximately $28.7 million of value (all but a nominal amount of which will be derived from the purchaser's assumption of some of our liabilities and its issuance of notes to us). There can be no assurance that we will realize or receive full value of such consideration. We have not adjusted our estimated liquidation value as a result of this transaction. The amount does not include any value that may be realized through future sales of our owned real estate underlying 25 of the cafeteria locations included in this transaction. The agreement is subject to normal and customary conditions for transactions of this nature, is not subject to a financing contingency and is expected to close within 120 days from the date of the agreement. The purchaser has since provided notice to us that they have satisfied certain conditions to closing of the transactions contemplated by the agreement such that we no longer have the option to terminate the agreement in order to pursue an alternative transaction.
•We continue to operate an additional 23 Luby’s restaurants which are not part of the above referenced sales agreement. We are currently in discussions with Mr. Gin with respect to three additional locations which would increase the total acquisition to 35 Luby’s restaurant locations. We are currently evaluating the remaining locations to determine the best exit strategy for each location.
Real Estate
•During fiscal year 2020, we sold nine properties for total net proceeds of approximately $23.7 million.
•During fiscal year 2021, through July 19, 2021, we have closed on the sale of seven properties for total net proceeds of approximately $16.9 million.
•As of July 19, 2021, the Company has ownership of 58 properties.
Lease Settlements
In fiscal year 2020, we terminated and settled our remaining lease obligation for 16 closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. In the first three quarters of fiscal year 2021, we terminated and settled our remaining lease obligation at 11 closed restaurant properties and we settled one addition lease obligation for a closed restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 28 leases for approximately 21% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. Although we can offer no assurances that we will continue to settle any lease obligation for less than its recorded values, any future settlements at less than the recorded value of the related lease obligation would increase our reported net assets in liquidation.

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

RESULTS OF OPERATIONS
Quarter Ended June 3, 2020, Period Ended November 18, 2020, and Three Quarters Ended June 3, 2020

	Quarter Ended June 3, 2020	Period Ended November 18, 2020	Three Quarters Ended June 3, 2020
	(12 weeks)	(12 weeks)	(40 weeks)
	(Going Concern Basis of Accounting, in thousands)
SALES:
Restaurant sales	$13,832	$36,485	$157,781
Culinary contract services	4,963	4,918	21,735
Franchise revenue	193	530	3,058
Vending revenue	6	14	130
TOTAL SALES	18,994	41,947	182,704
COSTS AND EXPENSES:
Cost of food	4,039	9,348	45,378
Payroll and related costs	5,487	12,964	61,402
Other operating expenses	5,766	7,154	30,625
Occupancy costs	3,696	2,634	12,470
Opening costs	—	—	14
Cost of culinary contract services	4,712	4,467	20,060
Cost of franchise operations	437	294	1,411
Depreciation and amortization	2,709	2,142	9,149
Selling, general and administrative expenses	3,339	4,267	20,313
Other charges	164	416	2,912
Net provision (gain) for asset impairments and restaurant closings	12,708	(85)	14,478
Net loss (gain) on disposition of property and equipment	(364)	117	(2,861)
Total costs and expenses	42,693	43,718	215,351
LOSS FROM OPERATIONS	(23,699)	(1,771)	(32,647)
Interest income	19	8	47
Interest expense	(1,641)	(1,212)	(5,076)
Other income, net	402	30	790
Loss before income taxes and discontinued operations	(24,919)	(2,945)	(36,886)
Provision for income taxes	53	58	210
Loss from continuing operations	(24,972)	(3,003)	(37,096)
Loss from discontinued operations, net of income taxes	(7)	(16)	(23)
NET LOSS	$(24,979)	$(3,019)	$(37,119)

Under the liquidation basis of accounting subsequent to November 18, 2020, we no longer report Results of Operations information. Comparisons to the quarter ended June 3, 2020 and the three quarters ended June 3, 2020 are not applicable.

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
Cash and cash equivalents and restricted cash decreased approximately $1.8 million at June 2, 2021 to $20.0 million from $21.8 million at the beginning of the fiscal year.
Status of Long-Term Investments and Liquidity
At June 2, 2021, we did not hold any long-term investments.
Status of Trade Accounts and Other Receivables, Net
We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectible accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.
Capital Expenditures
Capital expenditures for the three quarters ended June 2, 2021 were approximately $1.1 million primarily related to recurring maintenance of our existing units. Our future maintenance capital expenditures are difficult to predict and will depend on the timing of the sales of our businesses and real estate as part of our Plan of Liquidation.
DEBT
The following table summarizes debt balances at June 2, 2021 (liquidation basis) and August 26, 2020 (going concern basis), in thousands:

	June 2, 2021	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$10,000	$10,000
2018 Credit Agreement - Term Loans	31,546	36,583
Total credit facility debt	41,546	46,583
2020 PPP Loan	10,000	10,000
Total Long-Term Debt	N/A	56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total long-term debt, less unamortized debt issuance costs	N/A	54,118
Current portion of credit facility debt	N/A	—
Long-term debt, less current portion	N/A	$54,118

PPP Loan
On April 21, 2020. we entered into a promissory note with Texas Capital Bank, N.A., ("TCB") effective April 12, 2020, that provides for a loan in the amount of $10.0 million (the "PPP Loan") pursuant to the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan is subject to forgiveness under the PPP upon our request to the extent that the proceeds are used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan matures on April 12, 2022, two years from the commencement date and bears interest at a rate of 1.0% per annum.

On June 5, 2020, the Paycheck Protection Program Flexibility Act (the “new Act”) was signed into law and made significant changes to the PPP to provide additional relief for borrowers under the PPP. The new Act increased flexibility for businesses that were unable to operate as normal due to COVID-19 related restrictions. The new Act extended the period that businesses have to use PPP funds to qualify for loan forgiveness to 24 weeks, up from eight weeks under the original rules, relaxed the requirements that loan recipients must adhere to in order to qualify for loan forgiveness, and extended the payment deferral period to the earlier of the date when the amount of loan forgiveness is determined by the SBA and lender or 10 months after the 24 week covered period ends. Initially, all payments were to be deferred for six months. Under the new Act, payments are deferred until the SBA remits any loan forgiveness amount to the lender, TCB in the case of the Company. Interest accrues over the entire period of the PPP Loan for the portion of the PPP that is not ultimately forgiven.
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. On January 28, 2021, we were notified that our PPP Loan had been selected for review by the Small Business Administration ("SBA") and we have responded on a timely basis to the information inquiry. As of June 2, 2021, we were in full compliance with all covenants with respect to the PPP Loan. As discussed at the Subsequent Events section of Note 1. Basis of Presentation, we received notice on June 29, 2021 that the entire amount of our PPP Loan was forgiven by the SBA.
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
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bear interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at June 2, 2021 of approximately $4.1 million is recorded in restricted cash and cash equivalents on our consolidated statement of net asset in liquidation. Three month LIBOR is set be discontinued after June 30, 2023. We expect that all amounts outstanding under the Credit Facility will be repaid prior to the LIBOR termination date.
As of June 2, 2021, the Credit Facility was subject to the following minimum amortization payments: 3rd anniversary (December 13, 2021): $1.5 million; 4th anniversary (December 13, 2022): $15.0 million, and 5th Anniversary (December 13, 2023): $25.0 million (including the Revolver and the Delayed Draw Term Loan outstanding balances of $10.0 million and $5.0 million, respectively).
As of June 2, 2021, we had approximately $1.5 million principal payments due under the Credit Facility in the next 12 months. Subsequent to June 2, 2021, in connection with the sales of four real estate assets, we made principal payments of $7.3 million.
Through the date of the Third Amendment, the Company also paid a quarterly commitment fee based on the unused portion of the Revolver and the Delayed Draw Term Loan at 0.50% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the Delayed Draw Term Loan and the Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. As of June 2, 2021, no make whole premium was paid or payable by the Company under the Credit Facility. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the Credit Facility.
Indebtedness under the Credit Facility is secured by a security interest in, among other things, all of the present and future personal property of the Company and its subsidiaries (other than certain excluded assets) and all Mortgaged Property (as defined in the Credit Agreement) of the Company and its subsidiaries. Under the Credit Facility, 80% of net proceeds from asset sales, including real property sales, are applied as mandatory prepayments of our Term Loan. Mandatory prepayments are not subject to the make whole premium described above.
The Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of June 2, 2021, we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility are guaranteed by the subsidiaries of the Company.
As of June 2, 2021, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $11 thousand in other indebtedness.
As of July 19, 2021, the Company was in compliance with all covenants under the terms of the Credit Agreement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 2, 2021. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of June 2, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended June 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic, despite the fact that many of our corporate office employees are working remotely. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2020.
Item 1A. Risk Factors
Except as described below, there have been no material changes during the quarter ended June 2, 2021 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 26, 2020 and Item 1A of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 16, 2020.

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

LUBY’S, INC. (Registrant)

Date: 7/19/2021	By:	/s/ John Garilli
John Garilli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: 7/19/2021	By:	/s/ Steven Goodweather
Steven Goodweather
Chief Financial Officer and Treasurer
(Principal Financial Officer)