Form 10-K
period 2021-08-25
LUBYS INC
filed 2021-11-19
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 25, 2021

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

The aggregate market value of the shares of common stock of the registrant held by non-affiliates of the registrant as of March 10, 2021, was approximately $62,053,000 (based upon the assumption that directors and executive officers are the only affiliates).

As of November 1, 2021, there were 31,019,233 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

Luby’s, Inc.
Form 10-K
Year ended August 25, 2021

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
Compliance with New York Stock Exchange Requirements
We submitted to the New York Stock Exchange (“NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual with respect to our fiscal year ended August 26, 2020. We are filing as an exhibit to this Form 10-K the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002. We expect to submit the CEO certification with respect to our fiscal year ended August 25, 2021 to the NYSE within 30 days after our annual meeting of shareholders.

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
•future capital expenditures and expected sources of funds for capital expenditures,
•future debt, including liquidity and the sources and availability of funds related to debt, expected repayment of debt and expected sources of funds for working capital requirements, and
•closing existing units
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
Each forward-looking statement speaks only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should be aware that the occurrence of the events described above and elsewhere in this report could have material adverse effect on our business and our Plan of Liquidation.

PART I

Item 1. Business
“Company”, "we", "our", "us", or "Luby's" refer to Luby’s, Inc., Luby's Fuddruckers Restaurants, LLC, a Texas Limited Liability Company ("LFR") and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants.
Plan of Liquidation and Dissolution
At a special meeting of stockholders held on November 17, 2020, the Company's shareholders approved the Company’s Plan of Liquidation and Dissolution (the “Plan of Liquidation” or the “Plan”) that provides for the sale of the Company’s assets and distribution of the net proceeds to the Company’s stockholders, after which the Company will be dissolved.
The Plan of Liquidation outlines an orderly sale of the Company's businesses, operations, and real estate, and an orderly wind down of any remaining operations. The Company intends to attempt to convert all of its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution. The assets to be sold include operating divisions Luby’s Cafeterias, Fuddruckers, and the Company’s Culinary Services business, as well as the Company’s real estate. The Company has completed the sales of the Luby’s Cafeterias and Fuddruckers operating divisions and several of its real estate assets. The Company currently anticipates that its common stock will be delisted from the NYSE upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of the asset sales, the Company’s disposition of its remaining assets and liabilities to a liquidating entity or November 17, 2023 (three years from the date of the approval of the Plan of Liquidation), but the delisting of its common stock may occur sooner in accordance with applicable rules of the NYSE.
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
Overview
Luby’s, Inc. operated as a multi-branded company in the restaurant industry and in the contract food services industry. The Company’s core brands included Luby’s Cafeteria, Fuddruckers - World’s Greatest Hamburgers® and Luby’s Culinary Services.
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
As of November 19, 2021, the Company operated 18 restaurants, all of which are located in Texas. These establishments are located in close proximity to retail centers, business developments and residential areas. Of the 18 restaurants, 12 are located on Company owned property and six are located on property leased. One of our owned locations and one of our leased locations consist of a side-by-side Luby’s cafeteria and Fuddruckers restaurant, to which we refer herein as a “Combo location.” The Combo location properties are included in both the Luby's Cafeteria count and the Fuddruckers Restaurant count but only one location for each Combo location is included in the total restaurant count.
Luby’s Cafeterias
Luby’s Cafeteria’s product offerings are home-style items priced to appeal to a broad range of customers, including those customers that focus on fast wholesome choices, quality, variety, and affordability. Luby’s has had particular success among families with children, shoppers, travelers, seniors, and business people looking for a quick, freshly prepared meal at a fair price. All of our restaurants sell food-to-go orders and third party delivery orders which comprised approximately 31% of our Luby's Cafeteria restaurant sales in fiscal 2021.
On August 26, 2021, the Company sold the Luby’s Cafeteria brand and 35 operating locations to Luby’s Restaurant Corporation, an unrelated third party. The Company continues to operate 14 Luby’s locations pursuant to a licensing agreement with the buyer of the brand until the Company can complete its orderly disposition of these assets.

Fuddruckers
Fuddruckers serves the World’s Greatest Hamburgers®. While Fuddruckers’ signature burgers and fries account for the majority of its restaurant sales, its menu also includes exotic burgers, chicken breast sandwiches, hot dogs, a variety of salads, chicken tenders, hand breaded onion rings, soft drinks, handmade milkshakes, and bakery items.
On August 6, 2021, the Company sold the Fuddruckers franchise brand to an affiliate of Black Titan Holdings, LLC, who previously acquired 13 franchise locations. The Company continues to operate four Fuddruckers locations pursuant to franchise agreements with an affiliate of Black Titan Holdings, LLC until the Company can complete its orderly disposition of these assets.
Culinary Services
The Culinary Services (“CCS”) segment consists of a business line servicing long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, sports stadiums, senior living facilities, government, and business and industry clients, primarily in Texas. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining.
For additional information regarding our business segments, please read Notes 1 and 8 to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
Real Estate
During the fiscal year ended August 25, 2021, the Company sold 11 real estate assets pursuant to its Plan of Liquidation. Subsequent to August 25, 2021, the Company has sold an additional 30 real estate assets pursuant to the Plan. As of the date of filing, the Company owns the underlying land and buildings on eight of our Luby’s cafeterias and four of our Fuddruckers restaurants. Additionally, the Company owns the land and buildings at 12 locations that are non-operating.
Other Assets and Liabilities
During the fiscal year ended August 25, 2021, the Company terminated its sub-license to the Cheeseburger in Paradise brand name in return for compensation from the sub-licensor and the Company sold its rights to the Koo Koo Roo brand name to an independent third party.
The Company’s liabilities as of August 25, 2021 are disclosed in the consolidated statement of net assets in liquidation included in Item 8. of this Annual Report. They consist of accounts payable, accrued expenses and other liabilities, credit facility debt, operating lease liabilities, liability of estimated costs in excess of estimated receipts during liquidation, and other liabilities. Subsequent to August 25, 2021, the Company paid all outstanding amounts due under its credit facility and the facility was terminated, effective September 30, 2021.
Under the Plan, the Company intends to attempt to convert all of its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Company.
Intellectual Property
Luby’s, Inc. owns or is licensed to use valuable intellectual property including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information, including the Luby’s and Fuddruckers logos, trade names and trademarks, which are of material importance to our business. Depending on the jurisdiction, trademarks, and service marks generally are valid as long as they are used and/or registered. Patents, copyrights, and licenses are of varying durations. We take prudent actions to protect our intellectual property. The Company has been selling relevant intellectual property in connection with the sale of its operating divisions. The Company continues to maintain ownership or licenses necessary to operate its remaining operating divisions.
Employees
As of November 1, 2021, we had an active workforce of 1,031 employees consisting of restaurant management employees, non-management restaurant employees, CCS management employees, CCS non-management employees, and office and facility service employees. Employee relations are considered to be good. We have never had a strike or work stoppage, and we are not subject to collective bargaining agreements.

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
We cannot predict the timing or amount of any liquidating distributions, as uncertainties exist as to the value we may receive upon the sale of our assets pursuant to our monetization strategy, the net value of any remaining assets after such sales are completed, the ultimate amount of our expenses associated with completing our monetization strategy, liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions. These and other factors make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to stockholders or the timing of any such distributions.
The amount of cash available to distribute to stockholders depends on our ability to successfully execute our monetization strategy and dispose of all or substantially all of our assets.
Our efforts to enhance stockholder value through our monetization strategy may not be successful, which would significantly reduce the cash available for distribution to stockholders. We cannot assure you that our efforts to enhance stockholder value through the conduct of our monetization strategy will succeed. There will be risks associated with any potential divestiture transaction, including whether we will attract potential acquirers for the Company’s businesses or its assets, and whether offers made by such potential acquirers, if any, will be at valuations that we deem reasonable. Moreover, we are not able to predict how long it will take to complete our monetization strategy, the delay of which may impact the timing of the dissolution. The timing and terms of any transaction in furtherance of our monetization strategy will depend on a variety of factors, many of which are beyond our control. A delay in, or failure to complete, any such transaction could have a material effect on our stock price and the amount of any potential distributions to stockholders.
In addition, our ability to successfully complete our monetization strategy could be materially negatively affected by economic conditions generally, including public health risks related to COVID-19. We are exploring and evaluating potential transactions, the success or timing of which may be impacted by the effects of the COVID-19 pandemic. In order to successfully monetize our assets, we must identify and complete one or more additional transactions with third parties. Our businesses and assets and the availability of potential buyers of our businesses and assets may be significantly impacted by public health issues or pandemics, including COVID-19. For example, the shutdown orders across the various jurisdictions in which we operate and other effects of COVID-19 have resulted in, and may continue to cause, decreased demand, and consequently decreased revenues, from the operation of our businesses. The uncertain severity and impact of COVID-19 could result in reduced demand to purchase our businesses and assets by third parties or reduced values such parties may ascribe to our businesses and assets.
Even if we are able to identify potential transactions in furtherance of our monetization strategy, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of COVID-19 and its impact. If financing is unavailable to potential buyers of our businesses or assets, or if potential buyers are unwilling to engage in transactions due to the uncertainty in the market, our ability to complete such transactions would be significantly impaired or we may provide further seller financing, which could cause the amounts ultimately available for distribution to stockholders to be dependent on the operational success of the buyers of our businesses or assets.
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
If we fail to retain sufficient funds to pay the liabilities actually owed to our creditors, each stockholder receiving liquidating distributions could be liable for payment to our creditors for such stockholder's pro rata share of any shortfall, up to the amount actually distributed to such stockholder in connection with the dissolution.
Under Delaware law, in the event we fail to retain sufficient funds to pay the expenses and liabilities actually owed to our creditors, each stockholder could be held liable for payment to our creditors for claims brought during the three-year period after the effective date, up to the lesser of (1) such stockholder’s pro rata share of amounts owed to creditors in excess of the contingency reserve and (2) the amounts previously received by such stockholder in dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part, or all, of the distributions previously made to such stockholder in the dissolution, and a stockholder could receive nothing from us under the Plan of Liquidation, but no stockholder will be liable for claims against the Company in excess of the amounts distributed to such stockholder. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.

Risks Related to our Business and Industry
General economic and business conditions as well as those specific to the restaurant industry may adversely affect our business and our net assets in liquidation.
Our business results depend on a number of industry-specific and general economic factors, many of which are beyond our control, such as the COVID-19 pandemic which affected the restaurant industry business conditions in the United States. These factors include consumer income, interest rates, inflation, consumer credit availability, consumer debt levels, tax rates and policy, unemployment trends, and other matters that influence consumer confidence and spending. The restaurant industry is affected by changes in national, regional and local economic conditions, seasonal fluctuation of sales volumes, and consumer spending patterns. Discretionary consumer spending, which is critical to our success, is influenced by general economic conditions and the availability of discretionary income. A deterioration in the global or local economy or other economic conditions affecting disposable consumer income, such as unemployment levels, reduced home values, investment losses, inflation, business conditions, fuel and other energy costs, consumer debt levels, lack of available credit, consumer confidence, interest rates, tax rates and changes in tax laws, may reduce consumer confidence and affected consumers’ ability or desire to spend disposable income. This may adversely affect our business by reducing overall consumer spending or by causing customers to reduce the frequency with which they dine out or to shift their spending to our competitors, any of which could result in lower revenues, increased costs, reduced traffic, or limits on pricing, any of which could have a material adverse effect on our business and our net assets in liquidation.
Regional events can adversely affect our financial performance.
All of our restaurants, and most of our CCS locations, are located in Texas. Our business may be adversely affected by economic conditions in Texas or the occurrence of an event of terrorism or natural disaster in any of the communities in which we operate. Also, given our geographic concentration, negative publicity relating to our restaurants could have a pronounced adverse effect on our overall revenues. Although we generally maintain property and casualty insurance to protect against property damage caused by casualties and natural disasters, inclement weather, flooding, hurricanes, and other acts of God, these events can adversely impact our sales by discouraging potential customers from going out to eat or by rendering a restaurant or CCS location inoperable for a significant amount of time.
Failure to collect accounts receivable or amounts receivable under promissory notes provided by buyers of our businesses and assets could adversely affect our financial performance and net assets in liquidation.
A portion of our accounts receivable is concentrated in our CCS operations among several customers. Failure to collect from several of these accounts receivable could adversely affect our financial performance and net assets in liquidation.
Additionally, we have been provided promissory notes by buyers of our businesses and assets. Failure to recognize the amounts anticipated to be collectible under these notes would adversely affect our net assets in liquidation and could reduce the amount of cash we are able to distribute to stockholders.
We may not be able to fully utilize our net operating losses ("NOLs").
As of August 25, 2021, we had approximately $10.6 million of deferred tax assets related to our NOL carryforwards. The Company anticipates utilizing a portion, if not all, of its NOLs in connection with the anticipated sales of the Company’s assets and businesses pursuant to the Plan of Liquidation. If the Company is unsuccessful in completing the anticipated sales of the Company’s assets or otherwise limited in its ability to use its NOLs, the Company may be unable to utilize a portion or all of its

NOLs and the net proceeds of the sales of our assets and businesses being available to distribute to shareholders may be less than anticipated.
The impact of inflation may adversely affect our financial performance.
The impact of inflation on food, labor and other aspects of our business can adversely affect our results of operations. Commodity inflation in food, beverages, and utilities can also impact our financial performance. Although we attempt to offset the effects of inflation through periodic menu price increases, cost controls, and incremental improvement in operating margins, we may not be able to completely eliminate such effects, which could adversely affect our financial performance and our net assets in liquidation.
We face the risk of adverse publicity and litigation, which could have a material adverse effect on our business and financial performance.
We may from, time to time, be the subject of complaints or litigation from customers alleging illness, injury or other food quality, health or operational concerns. Unfavorable publicity relating to one or more of our restaurants or to the restaurant industry in general may taint public perception of the Luby’s Cafeteria and Fuddruckers brands. Multi-unit restaurant businesses can be adversely affected by publicity resulting from poor food quality, illness, or other health concerns or operating issues stemming from one or a limited number of restaurants. Publicity resulting from these allegations may materially adversely affect our business and financial performance, regardless of whether the allegations are valid or whether we are liable. In addition, we are subject to employee claims alleging injuries, wage and hour violations, discrimination, harassment or wrongful termination. In recent years, a number of restaurant companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace, employment, and similar matters. A number of these lawsuits have resulted in the payment of substantial damages by the defendants. Regardless of whether any claims against us are valid or whether we are ultimately determined to be liable, claims may be expensive to defend, and may divert time and money away from our operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our business, financial performance and net assets in liquidation.
We may be harmed by security risks we face in connection with our electronic processing and transmission of confidential customer and employee information.
We accept electronic payment cards for payment in our restaurants. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers in recent years. In March, 2021, we were the victim of a cyber attack by hackers who deployed a version of ransomware that encrypted electronic files, locking us out of many of our point-of-sale and other systems. Such attacks, while they did not provide the hackers with access to confidential customer and employee information, did adversely affect our profits due to our temporary inability to operate our restaurants and increased costs associated with further protecting and restoring our computer systems. While we have taken preventative measures, no assurances can be provided that we will not be the subject of cyber attacks again in the future.
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

Labor shortages or increases in labor costs could adversely affect our business, financial performance and net assets in liquidation.
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
Our property taxes could increase due to reassessment or property tax rate changes
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition and reduce the amount of future liquidating distributions to our stockholders.
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
We maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop-loss limits. We record expenses under the plan based on estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. Self-insurance costs are accrued based upon the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on information on historical claims experience provided by our third party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims expense may differ from estimated loss provisions based on historical experience. In the event our cost estimates differ from actual costs, we could incur additional unplanned costs, which could adversely impact our financial performance and our net assets in liquidation.
Workers’ compensation coverage is provided through “self-insurance” by LFR. We record expenses under the plan based on estimates of the costs of expected claims, administrative costs, stop-loss insurance premiums, and expected trends. These estimates are then adjusted each year to reflect actual costs incurred. Actual costs under these plans are subject to variability that is dependent upon demographics and the actual costs of claims made. In the event our cost estimates differ from actual costs, we could incur additional unplanned costs, which could adversely impact our financial performance and our net assets in liquidation.
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
Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations in some cases, and interpretive guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact of the healthcare reform legislation on our business over the coming years. Possible adverse effects of the healthcare reform legislation include reduced revenues, increased costs and exposure to expanded liability and requirements for us to revise the ways in which we conduct business or risk of loss of business. It is also possible that healthcare plans offered by other companies with which we compete for employees will make us less attractive to our current or potential employees. And in any event, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. In addition, financial performance and net assets in liquidation could be materially adversely affected. Our franchisees face the potential of similar adverse effects, and many of them are small business owners who may have significant difficulty absorbing the increased costs.
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
The market price of our common stock can be volatile as we execute the Plan of Liquidation, which may continue or become more severe if and when additional transactions or business arrangements are announced.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table summarizes our owned properties as of November 19, 2021:

Number of Properties

Operating Restaurants:
Luby's cafeterias	7
Fuddruckers restaurants	4
Combos	1
Total Operating Properties	12
Non-operating locations	12
Total	24

The following table summarizes our leased properties as of November 19:

Number of Properties

Operating Restaurants:
Luby's cafeterias	5
Combos	1
Total Operating Properties	6
Fuddruckers restaurant operated by Black Titan Holdings under a management agreement	1
Fuddruckers restaurant subleased to Black Titan Holdings	1
Luby's cafeterias operated by Luby's Restaurant Corporation under a management agreement	8
Abandoned restaurant property leases	6
Corporate office	1
Total	23

At November 19, 2021, we have leases on six restaurant properties where we have ceased operations. Although the Company remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, the Company has ceased operations and has no plans to occupy the spaces as a Company restaurant in the future.
Our corporate office lease of approximately 13,000 square feet of office space runs through June 2022.
We maintain general liability insurance and property damage insurance on all properties in amounts which management believes provide adequate coverage.
Item 3. Legal Proceedings
From time to time, we are subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of our business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. We currently believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on our net assets or our Plan of Liquidation.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “LUB.” As of November 1, 2021, there were 1,893 holders of record of our common stock.
Equity Compensation Plans
Securities authorized under our equity compensation plans as of August 25, 2021, were as follows:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
Equity compensation plans previously approved by security holders	401,690	$4.09	2,191,960
Equity compensation plans not previously approved by security holders (1)	2,453	—	—
Total	404,143	$4.09	2,191,960
(1)  Represents the Luby’s, Inc. Nonemployee Director Phantom Stock Plan.
See Note 17. “Share-Based and Other Compensation,” to our Consolidated Financial Statements included in Item 8 of Part II of this report.
Stock Performance Graph
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal years ended August 25, 2021 (“fiscal 2021”) and August 26, 2020, (“fiscal 2020”) included in Part II, Item 8 of this Form 10-K.
The following table shows our restaurant unit count as of August 25, 2021 and August 26, 2020.
Restaurant Counts:

	Beginning of Fiscal Year 2021	Fiscal Year 2021 Openings	Fiscal Year 2021 Closings	Fiscal Year 2021 Franchise Conversion	August 25, 2021
Luby’s cafeterias	61	—	(8)	—	53
Fuddruckers restaurants	24	—	(2)	(15)	7
Total	85	—	(10)	(15)	60

Included in the above counts for both Luby's Cafeterias and Fuddruckers Restaurants are five Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. Subsequent to August 25, 2021, we sold the Luby's brand and the operations of 35 Luby's restaurants, including one Combo unit (discussed below). As of November 19, 2021 we operate 14 Luby's cafeterias and six Fuddruckers restaurants (including two Combo units) under licensing agreements with the new owners of the respective brands until we can complete the orderly disposition of these assets.

Overview
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").
Plan of Liquidation
On November 17, 2020 our shareholders approved the Plan of Liquidation and Dissolution (the “Plan of Liquidation“ or the “Plan”). The Plan provides for an orderly sale of our businesses, operations, and real estate, payment of our liabilities and other obligations, and an orderly wind down of any remaining operations and dissolution of the Company. We intend to convert all our assets into cash, satisfy or resolve our remaining liabilities and obligations, including contingent liabilities, claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution with the State of Delaware. The assets to be sold as of the date the shareholders approved the Plan included our Luby's Cafeterias, Fuddruckers, and Culinary Services ("CCS") operating divisions, as well as our real estate. We currently anticipate that our common stock will be delisted from the New York Stock Exchange ("NYSE") upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or November 17, 2023. The delisting of our common stock may occur sooner in accordance with the applicable rules of the NYSE.
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
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes business unit valuations representing previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For estimated business unit valuations we considered estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, were also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
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
The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan. It is currently anticipated that a majority of the assets we owned on the date of the shareholder approval of the plan will be sold by December 31, 2021, with liquidation substantially complete by June 30, 2022. It is also anticipated that any assets and liabilities remaining at such time will be transferred to a liquidating entity and it is likely that the full realization of proceeds from sales will extend beyond that date.
Net assets in liquidation represents the estimated liquidation value to holders of common shares upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
We have one class of common stock. The net assets in liquidation at August 25, 2021 would result in liquidating distributions of $5.00 per common share based on 30,973,755 common shares outstanding at that date. On November 1, 2021, we paid a cash liquidating distribution of $2.00 per common share, reducing the estimate of future liquidating distributions to $3.00 per share. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
COVID-19
The novel coronavirus disease (“COVID-19”) pandemic has had a significant impact on our level of operations, guest behavior, guest traffic, and the number of locations where we and our former Fuddruckers franchisees operate. As a result, at the onset of the COVID-19 pandemic in the spring of 2020, we modified our business operations within our restaurants and significantly reduced staffing at our corporate support office.
On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order. Full on-premise dining resumed in Texas in March 2021, when government restrictions limiting on-premise dining were lifted. Prior to the onset of the COVID-19 pandemic we operated 118 restaurants, of which 87 were closed as a result of the pandemic and 53 of those were reopened as permitted when restrictions were lifted. The 31 of our restaurants that remained open during the pandemic were open, but at reduced capacity levels or for takeout only.
Despite increasing vaccination rates, U.S. Treasury stimulus payments to U.S. citizens and other positive developments, risks and uncertainties remain as cases of COVID-19 infection continue within the communities where we operate, albeit at reduced levels. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.

Asset Disposal and Liquidation Activities
Brands
•In December 2020 we terminated our sub-license to the Cheeseburger in Paradise brand name in return for compensation from the sub-licensor. Proceeds from the sale were immaterial.
•During the second quarter of fiscal 2021, we sold our rights to the Koo Koo Roo brand name to an independent third party. Proceeds from the sale were immaterial.
•During the fourth quarter of fiscal 2021, we sold the Fuddruckers franchise business operations for $15.0 million plus the assumption of certain liabilities to Black Titan Franchise Systems LLC, an affiliate of Black Titan Holding, LLC which previously purchased 13 franchise locations in separate transactions. The notes issued in connection with this transaction are included in accounts and notes receivable in the accompanying consolidated statement of net assets in liquidation at August 25, 2021 at a discounted rate that represents the amount we expect to receive upon liquidation. There can be no assurance that we will realize or receive the full value of such consideration.
•Subsequent to the end of fiscal year 2021, on August 26, 2021, we sold the Luby’s Cafeterias brand name and the business operations at 35 Luby’s locations to an unrelated third party for an adjusted aggregate consideration of approximately $28.4 million which includes the assumption of certain liabilities and the issuance of notes to us. There can be no assurance that we will realize or receive full value of such consideration. The net asset value of the sale is included in properties and business units for sale on the accompanying consolidated statement of net assets in liquidation at August 25, 2021 at a discounted rate that represents the amount we expect to receive upon liquidation..
Fuddruckers
•In December 2020, we announced that we entered into an agreement to franchise 13 of our company-owned Fuddruckers restaurants to Black Titan Holdings, LLC.
◦In March 2021, we closed on the sale and transfer of nine of these Fuddruckers restaurants. In each case, Black Titan Holdings, LLC entered into a franchise agreement with us to operate each of these nine Fuddruckers restaurants. Black Titan Holdings, LLC assumed the lease obligation or ownership of the tenant entity at each of these nine locations and thus Luby’s no longer has a lease obligation at these property locations.
◦In April 2021, we closed on the sale and transfer of two of these Fuddruckers restaurants and we entered into a management agreement on one of these Fuddruckers Restaurants with Black Titan Holdings, LLC. However, Luby's continues to be either directly or contingently liable for the lease obligation at these property locations.
◦In May 2021, we closed on the sale and transfer of the remaining Fuddruckers location to Black Titan Holdings, LLC and Black Titan Holdings, LLC entered into a franchise agreement with us to operate this Fuddruckers restaurant. Black Titan Holdings, LLC assumed the lease obligation for this location and thus Luby's no longer has a lease obligation at this property location.
•In February 2021, we completed the sale and transfer of a previously company-owned Fuddruckers restaurant to HPCP Investments, LLC, a company affiliated with Christopher J. Pappas, a director, owner of greater than 5% of our common stock, and our former chief executive officer. Proceeds from the sale were approximately $0.2 million. Concurrent with the sale, Pappas Restaurants, Inc., another company affiliated with Mr. Pappas entered into a franchise agreement with us to operate a Fuddruckers restaurant at this location. Also as part of this transaction, our operating lease with HPCP Investments, LLC for this location was terminated and our remaining lease obligation was cancelled. Each of these transactions was approved by the Finance and Audit Committee of our Board of Directors. These transactions are monetization events under our Plan of Liquidation.
Cafeterias
•We continue to operate an additional 14 Luby’s restaurants which are not part of the above referenced sales agreement. We are currently evaluating the remaining locations to determine the best exit strategy for each location.

Real Estate
•During fiscal year 2020, we sold nine properties for total gross proceeds of approximately $23.7 million.
•During fiscal year 2021, we have closed on the sale of 11 properties for total gross proceeds of approximately $32.1 million.
•Subsequent to August 25, 2021, through November 11 we have closed on the sale of 30 properties for total gross proceeds of approximately $101.0 million.
•As of November 19, 2021, the Company owns 24 properties.
Lease Settlements
In fiscal year 2020, we terminated and settled our remaining lease obligation for 16 closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. In fiscal year 2021, we terminated and settled our remaining lease obligation at 11 closed restaurant properties and we settled one additional lease obligation for a closed restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 28 leases for approximately 21% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. Although we can offer no assurances that we will continue to settle any lease obligation for less than its recorded values, any future settlements at less than the recorded value of the related lease obligation would increase our reported net assets in liquidation, while any future settlements above the recorded value would decrease our reported net assets in liquidation..

General and Administrative Expenses
As we progress through our Plan of Liquidation, we remain focused on reducing our operating and administrative costs, when appropriate, to provide maximum liquidation value to our shareholders.
Accounting Periods
Our fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. Our first quarter consists of four four-week periods, while our last three quarters normally consist of three four-week periods. Fiscal year 2022 will be a 53 week, 371 day fiscal year. Comparability between quarters may be affected by the varying lengths of the quarters, as well as the seasonality associated with the restaurant business.

RESULTS OF OPERATIONS
Period Ended November 18, 2020 and Fiscal Year Ended August 26, 2020

	Period Ended	Year Ended
	November 18, 2020	August 26, 2020
	(12 weeks)	(52 weeks)
	(In thousands, except per share data)
SALES:
Restaurant sales	$36,485	$183,511
Culinary contract services	4,918	26,747
Franchise revenue	530	3,634
Vending revenue	14	130
TOTAL SALES	41,947	214,022
COSTS AND EXPENSES:
Cost of food	9,348	52,505
Payroll and related costs	12,964	69,833
Other operating expenses	7,154	36,588
Occupancy costs	2,634	15,130
Opening costs	—	14
Cost of culinary contract services	4,467	24,218
Cost of franchise operations	294	1,543
Depreciation and amortization	2,142	11,514
Selling, general and administrative expenses	4,267	24,571
Other charges	416	3,401
Net provision for (gain on) asset impairments and restaurant closings	(85)	10,193
Net loss (gain) on disposition of property and equipment	117	(11,557)
Total costs and expenses	43,718	237,953
LOSS FROM OPERATIONS	(1,771)	(23,931)
Interest income	8	60
Interest expense	(1,212)	(6,388)
Other income, net	30	1,195
Loss before income taxes and discontinued operations	(2,945)	(29,064)
Provision for income taxes	58	357
Loss from continuing operations	(3,003)	(29,421)
Loss from discontinued operations, net of income taxes	(16)	(29)
NET LOSS	$(3,019)	$(29,450)

Under the liquidation basis of accounting subsequent to November 18, 2020, we no longer report results of operations information. Comparisons of the 12 week period ended November 18, 2020 to the fiscal year ended August 26, 2020 are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
We have previously funded our operations through borrowings from our Credit Facility, proceeds from our PPP Loan and from asset sales. Since the adoption of our Plan of Liquidation, our ability to meet our obligations is contingent upon the disposal of our assets in accordance with the Plan. We expect that the proceeds from the sale of our assets pursuant to the Plan will be adequate to meet our obligations; however, we cannot provide assurance as to the prices or net proceeds we may receive from the disposition of our assets.

STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY
We had no long-term investments as of August 25, 2021. As noted in Note 2. Subsequent Events in our consolidated financial statements included in Item 8. of this Form 10-K, subsequent to August 25, 2021, as part of the transaction to sell the Luby's brand and the operations of 35 Luby's cafeterias, we paid $3.0 million to acquire preferred stock and common stock warrants in CAL Acquisition Corp, an unrelated third party. Luby's is restricted from selling the preferred stock or exercising the common stock warrants for a period of nine months, which may be extended an additional three months. Also, a portion of the purchase price for the above-mention sale was paid in notes. We will continue to monitor the underlying investments and notes to determine the future realizable value of the preferred stock and common stock warrants.
STATUS OF TRADE ACCOUNTS AND NOTES RECEIVABLES, NET
We monitor the aging of our receivables and record reserves to adjust to estimated net realizable value, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.
Our notes receivable at August 25, 2021 are recorded in our consolidated statement of net assets at the amount we expect to realize based on the credit terms of the notes. See Note 10. Accounts and Notes Receivable in our consolidate financial statements included in Item 8. of this Form 10-K for a further description of the notes. We continue to monitor the terms of the notes receivable and the payment history of the issuer to determine net realizable value.
CAPITAL EXPENDITURES
Capital expenditures for fiscal year 2021 were approximately $1.2 million primarily related to recurring maintenance of our existing units. Our future maintenance capital expenditures are difficult to predict and will depend on the timing of the sales of our businesses and real estate as part of our Plan of Liquidation.
DEBT

	August 25, 2021	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$5,000	$10,000
2018 Credit Agreement - Term Loans	12,024	36,583
Total credit facility debt	$17,024	$46,583
2020 PPP Loan	$—	10,000
Total Long-Term Debt	N/A	$56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total Long Term Debt less unamortized debt issuance costs	N/A	54,118
Current Portion	N/A	—
Total Long Term Balance Sheet Debt	N/A	$54,118
PPP Loan
On April 21, 2020. we entered into a promissory note with Texas Capital Bank, N.A., ("TCB") effective April 12, 2020, that provided for a loan in the amount of $10.0 million (the "PPP Loan") pursuant to the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan was subject to forgiveness under the PPP upon our request to the extent that the proceeds were used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan was to mature on April 12, 2022, two years from the commencement date and bore interest at a rate of 1% per annum.
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. On June 29, 2021, we received notice from the Small Business Administration ("SBA") that our $10.0 million PPP Loan had been forgiven in full and the principal and accrued interest amounts on our loan were settled on the same date.
2018 Credit Agreement
On December 13, 2018, we entered into a credit agreement (amended as defined below), the (“Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC

(“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million consisting of a $10.0 million revolving credit facility (the “Revolver”), a $10.0 million delayed draw term loan (“Delayed Draw Term Loan”), and a $60.0 million term loan (the “Term Loan”, and together with the Revolver and the Delayed Draw Term Loan, the “Credit Facility”). The Credit Facility was to terminate on, and all amounts owing thereunder was to be repaid on December 13, 2023.
Subsequent to August 25, 2021, we paid all outstanding amounts due under the Credit Agreement and the Credit Agreement was terminated, effective September 30, 2021.
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bore interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest was payable quarterly and accrued daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at August 25, 2021 of approximately $3.2 million is recorded in restricted cash and cash equivalents on our consolidated statement of net assets in liquidation.
Through the date of the Third Amendment, the Company also paid a quarterly commitment fee based on the unused portion of the Revolver and the Delayed Draw Term Loan at 0.5% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the Delayed Draw Term Loan and the Term Loan were subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. As of August 25, 2021, no make whole premium was paid or payable by the Company under the Credit Facility. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the Credit Facility.
Indebtedness under the Credit Facility was secured by a security interest in, among other things, all of the present and future personal property of the Company and its subsidiaries (other than certain excluded assets) and all Mortgaged Property (as defined in the Credit Agreement) of the Company and its subsidiaries. Under the Credit Facility, 80% of net proceeds from asset sales, including real property sales, were applied as mandatory prepayments of our Term Loan. Mandatory prepayments were not subject to the make whole premium described above.
The Credit Facility contained customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contained customary events of default. Specifically, among other things, we were required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of August 25, 2021 we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility were guaranteed by the subsidiaries of the Company.
As of August 25, 2021, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $7 thousand in other indebtedness.
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

AFFILIATIONS AND RELATED PARTIES
Christopher J. Pappas, our former Chief Executive Office and Harris J. Pappas, a former Director of the Company, own two restaurant entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5% of the Company's common stock.
Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $18 thousand and $8 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in fiscal 2021 and 2020, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.
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
In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company pays rent of $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. The lease agreement provided for increases in rent at set intervals. The lease agreement was approved by the Finance and Audit Committee of our Board of Directors. In December 2019 we exercised the first five-year renewal option, effective June 1, 2020. The renewal was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, Pappas Restaurants, Inc. agreed to abate the rent for April and May of 2020. The lease was terminated on February 26, 2021, in conjunction with the sale of the Fuddruckers operations at this location to operate as a franchised location, as further described below.
For the fiscal years ended August 25, 2021 and August 26, 2020, affiliated rents incurred as a percentage of relative total Company cost was 0.25% and 0.52%, respectively. Rent payments under the two lease agreements described above were 133 thousand and $411 thousand in fiscal 2021 and 2020, respectively.
Fuddruckers Franchise
In February 2021, we completed the sale and transfer of a previously company-owned Fuddruckers restaurant to HPCP Investments, LLC, one of the Pappas entities, for cash proceeds of approximately $0.2 million and the termination of our operating lease on the property, discussed above. Concurrent with the sale, Pappas Restaurants, Inc. entered into a franchise agreement with us to operate as a Fuddruckers restaurant at this location. Each of these transactions was approved by the Finance and Audit Committee of our Board of Directors.
Key Management Personnel
Mr. Pappas resigned his position as President and Chief Executive Officer, effective January 27, 2021. Mr. Pappas remained a member of the Board of Directors of the Company until August 23, 2021. Previously, on December 11, 2017, the Company had entered into a new employment agreement with Mr. Pappas. Under the employment agreement, which is no longer effective as of January 27, 2021, the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renewed for additional one year periods, unless terminated in accordance with its terms. The employment agreement had been unanimously approved by the Executive Compensation Committee of our Board of Directors as well as by the full Board at that time. Previously, effective August 1, 2018, the Company and Mr. Pappas agreed to reduce his fixed annual base salary to one dollar.
Also, effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of our Quarterly Report on Form 10-Q for the quarters ended March 10, 2021 and June 2, 2021, and for the filing of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021, respectively.
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
Liquidation Basis of Accounting
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and may include previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. The two areas that require the most significant, subjective and complex judgements and estimates are (i) properties and business units for sale and (ii) liability for estimated costs in excess of estimated receipts during liquidation.
Properties and business units for sale
In developing the estimated net realizable value for our properties and business units held for sale, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we consider comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For estimated business unit valuations we consider estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, is also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
Estimated costs in excess of estimated receipts during liquidation
The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of our business units until they are sold, the timing of business and property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period.
The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan. It is currently anticipated that a majority of the assets we owned on the date of the shareholder approval of the plan will be sold by December 31, 2021, with liquidation substantially complete by June 30, 2022. It is also anticipated that any assets and liabilities remaining at such time will be transferred to a liquidating entity and it is likely that the full realization of proceeds from sales will extend beyond that date.
NEW ACCOUNTING PRONOUNCEMENTS
There are no new accounting pronouncements that are applicable or relevant to the Company under the Liquidation Basis of Accounting.
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

Item  8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Luby’s, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated statement of net assets in liquidation of Luby’s, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of August 25, 2021, and the related consolidated statement of changes in net assets in liquidation for the period from November 19, 2020 through August 25, 2021, and the consolidated balance sheet as of August 26, 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the 12 week period ended November 18, 2020 and the year ended August 26, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 25, 2021 and August 26, 2020, and the results of its changes in net assets for the period from November 19, 2020 through August 25, 2021, and its operations and its cash flows for the 12 week period ended November 18, 2020 and the year ended August 26, 2020, in conformity with accounting principles generally accepted in the United States of America applied on the bases described below.
Basis of accounting
As discussed in Note 1 to the consolidated financial statements, the shareholders of the Company approved the Plan of Liquidation and Dissolution on November 17, 2020, and the Company determined liquidation is imminent. As a result, the Company changed its basis of accounting on November 19, 2020 from the going concern basis to the liquidation basis. This matter is also discussed below as a critical audit matter.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.
As described in Note 1 to the consolidated financial statements, as a result of the November 17, 2020 approval by the Company’s shareholders of the Plan of Liquidation and Dissolution, it was determined that liquidation was imminent and the Company’s basis of accounting transitioned from the going concern basis of accounting to the liquidation basis of accounting on November 19, 2020, in accordance with generally accepted accounting principles. The total effect of adoption of the liquidation basis of accounting was a $46,578 thousand increase from consolidated net equity as of November 18, 2020 to net assets in liquidation as of November 19, 2020. The changes in net assets and liabilities in liquidation from November 19, 2020 to August 25, 2021 was an increase of $37,452 thousand.
We identified the measurement of property and business unit assets at net realizable value and liabilities for estimated costs in excess of estimated receipts during liquidation at the adoption date of the liquidation basis of accounting and the Company’s year-end date as a critical audit matter. This matter is also discussed above in the Basis of Accounting paragraph.
The principal considerations for our determination that performing procedures relating to the measurement of property and business unit assets at net realizable value and liabilities for estimated costs in excess of estimated receipts during liquidation at the adoption date of the liquidation basis of accounting and the Company’s year-end date is a critical audit matter are the significant judgments made by management when determining the estimated net realizable value of properties and business units and the liability for estimated costs in excess of estimated receipts during liquidation. These judgments included significant assumptions related to estimated cash proceeds or other consideration of property and business unit assets, estimated disposal and other costs, and estimated operating income or loss that the Company reasonably expects to incur during the remaining expected duration of the liquidation period. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the measurement of these assets and the liability for estimated costs in excess of estimated receipts during liquidation. Also, the audit effort involved the use of professionals with specialized skill and knowledge.
Our audit procedures related to the measurement of property and business unit assets at net realizable value and liabilities for estimated costs in excess of estimated receipts during liquidation included the following, among others:
a.We tested management’s process for developing the estimates and assumptions used in the measurement of certain property and business unit assets and the liability for estimated costs in excess of estimated receipts during liquidation on November 19, 2020 and August 25, 2021.
b.We tested the completeness and accuracy of the data used by management in the developing of the estimates.
c.We evaluated the reasonableness of the significant assumptions used by management for certain property and business unit assets related to the estimated cash proceeds or other consideration from liquidation, and the estimated operating income or loss that the Company reasonably expects to incur during the remaining expected duration of the liquidation period.
d.We utilized professionals with specialized skill and knowledge to assist in evaluating management’s assumptions related to the estimated cash proceeds or other consideration from sales of property assets. These procedures included evaluating whether the assumptions used by management and management’s specialists were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Houston, Texas
November 19, 2021

Luby’s, Inc.
Consolidated Statement of Net Assets in Liquidation
(Liquidation Basis)

August 25, 2021
(in thousands)
ASSETS
Cash and cash equivalents	$14,392
Accounts and notes receivable	10,184
Restricted cash and cash equivalents	5,492
Properties and business units for sale	176,960
Total Assets	$207,028

LIABILITIES
Accounts payable	$2,968
Accrued expenses and other liabilities	12,383
Credit facility debt	17,024
Operating lease liabilities	7,181
Liability for estimated costs in excess of estimated receipts during liquidation	11,289
Other liabilities	1,390
Total Liabilities	$52,235

Commitments and Contingencies

Net assets in liquidation (Note 4)	$154,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Changes in Net Assets in Liquidation
(Liquidation Basis)
(in thousands)

Period from November 19, 2020 through August 25, 2021
(40 weeks)
(in thousands)
Net assets in liquidation, beginning of period	$117,341
Changes in net assets in liquidation
Changes in liquidation value of properties and business units for sale	18,431
Changes in accounts and notes receivable	3,615
Changes in estimated cash flows during liquidation	15,083
Net changes in liquidation value	37,129
Proceeds received from exercise of stock options	323
Changes in net assets in liquidation	37,452
Net assets in liquidation, end of period	$154,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Balance Sheet
(Going Concern Basis)

August 26, 2020
(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$15,069
Restricted Cash and cash equivalents	6,756
Trade accounts and other receivables, net	6,092
Food and supply inventories	1,653
Prepaid and other assets	1,577
Total current assets	31,147
Property held for sale	11,249
Assets related to discontinued operations	1,715
Property and equipment, net	100,599
Intangible assets, net	15,343
Goodwill	195
Operating lease right-of-use assets	16,756
Other assets	399
Total assets	$177,403
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,770
Liabilities related to discontinued operations	17
Operating lease liabilities - current	3,903
Accrued expenses and other liabilities	19,569
Total current liabilities	30,259
Long-term debt, less current portion	54,118
Operating lease liabilities - non-current	17,797
Other liabilities	1,630
Total liabilities	103,804
Commitments and Contingencies

SHAREHOLDERS’ EQUITY
Common stock, $0.32 par value;100,000,000 shares authorized; Shares issued were 31,125,470 and shares outstanding were 30,625,470 at August 26, 2020.	9,960
Paid-in capital	35,655
Retained earnings	32,759
Less cost of treasury stock, 500,000 shares	(4,775)
Total shareholders’ equity	73,599
Total liabilities and shareholders’ equity	$177,403

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Operations
(Going Concern Basis)

	Period Ended	Year Ended
	November 18, 2020	August 26, 2020
	(12 weeks)	(52 weeks)
	(In thousands, except per share data)
SALES:
Restaurant sales	$36,485	$183,511
Culinary contract services	4,918	26,747
Franchise revenue	530	3,634
Vending revenue	14	130
TOTAL SALES	41,947	214,022
COSTS AND EXPENSES:
Cost of food	9,348	52,505
Payroll and related costs	12,964	69,833
Other operating expenses	7,154	36,588
Occupancy costs	2,634	15,130
Opening costs	—	14
Cost of culinary contract services	4,467	24,218
Cost of franchise operations	294	1,543
Depreciation and amortization	2,142	11,514
Selling, general and administrative expenses	4,267	24,571
Other charges	416	3,401
Net provision (gain) on asset impairments and restaurant closings	(85)	10,193
Net loss (gain) on disposition of property and equipment	117	(11,557)
Total costs and expenses	43,718	237,953
LOSS FROM OPERATIONS	(1,771)	(23,931)
Interest income	8	60
Interest expense	(1,212)	(6,388)
Other income, net	30	1,195
Loss before income taxes and discontinued operations	(2,945)	(29,064)
Provision for income taxes	58	357
Loss from continuing operations	(3,003)	(29,421)
Loss from discontinued operations, net of income taxes	(16)	(29)
NET LOSS	$(3,019)	$(29,450)
Loss per share from continuing operations:
Basic and diluted	$(0.10)	$(0.97)
Loss per share from discontinued operations:
Basic and diluted	$0.00	$0.00
Net loss per share:
Basic and diluted	$(0.10)	$(0.97)
Weighted-average shares outstanding:
Basic and diluted	30,662	30,294

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Shareholders’ Equity
(Going Concern Basis)
(In thousands)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
Balance at August 28, 2019	30,478	$9,753	(500)	$(4,775)	$34,870	$61,182	$101,030
Net loss for the year	—	—	—	—	—	(29,450)	(29,450)
Cumulative effect of accounting changes from the adoption of ASC Topic 842	—	—	—	—	—	1,027	1,027
Common stock issued under nonemployee director benefit plans	64	20	—	—	(20)	—	—
Common stock issued under employee benefit plans	73	24	—	—	(66)	—	(42)
Share-based compensation expense	509	163	—	—	871	—	1,034
Balance at August 26, 2020	31,124	$9,960	(500)	$(4,775)	$35,655	$32,759	$73,599
Net loss for the period	—	—	—	—	—	(3,019)	(3,019)
Common stock issued under employee benefit plans	4	1	—	—	(1)	—	—
Share-based compensation expense	51	16	—	—	167	—	183
Balance at November 18, 2020	31,179	$9,977	(500)	$(4,775)	$35,821	$29,740	$70,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Cash Flows
(Going Concern Basis)

	Period Ended	Year Ended
	November 18, 2020	August 26, 2020
	(12 weeks)	(52 weeks)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)	$(29,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Net provision (gain) for asset impairments and restaurant closings	(85)	10,193
Net loss (gain) on disposition of property and equipment	117	(11,557)
Depreciation and amortization	2,142	11,514
Amortization of debt issuance cost	223	1,212
Share-based compensation expense	183	1,034
Provision for doubtful accounts	—	1,624
Cash used in operating activities before changes in operating assets and liabilities	(439)	(15,430)
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	679	1,206
Decrease (increase) in food and supply inventories	(950)	345
Decrease in prepaid expenses and other assets	909	651
Decrease in operating lease assets	1,928	5,054
Decrease in operating lease liabilities	(3,154)	(10,862)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,046	(2,561)
Net cash provided by (used) in operating activities	19	(21,597)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	114	24,902
Purchases of property and equipment	(433)	(2,120)
Net cash provided by (used in) investing activities	(319)	22,782
CASH FLOWS FROM FINANCING ACTIVITIES:
Revolver borrowings	—	4,700
Proceeds from term loan	—	5,000
Proceeds from PPP Loan	—	10,000
Term loan repayments	—	(11,816)
Net cash provided by financing activities	—	7,884
Net increase (decrease) in cash and cash equivalents and restricted cash	(300)	9,069
Cash and cash equivalents and restricted cash at beginning of period	21,825	12,756
Cash and cash equivalents and restricted cash at end of period	$21,525	$21,825
Cash paid for:
Income taxes	$4	$446
Interest	$1,059	$5,275

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements
Fiscal Years 2021 and 2020

Note 1. Nature of Operations and Significant Accounting Policies
Nature of Operations
Luby's, Inc. is a Delaware corporation with headquarters in Houston, TX, (collectively, with its subsidiaries, the "Company", "we", "our", "us", or "Luby's". We operated restaurants under the brands Luby's Cafeteria, Fuddruckers and Cheeseburger in Paradise. We also had royalty arrangements with Fuddruckers franchisees. Under the Plan of Liquidation and Dissolution discussed below, we terminated our sub-license to the Cheeseburger in Paradise brand name in December 2020 and we sold the Fuddruckers brand and franchise business in July 2021. Subsequent to August 25, 2021, we sold the Luby's Cafeteria brand and the operations at 35 locations (see Note 2. Subsequent Events).
As of August 25, 2021, we operated 53 Luby's cafeterias and seven Fuddruckers restaurants. Included in the counts for both Luby's cafeterias and Fuddruckers restaurants are three Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. Also, as of August 25, 2021, our Culinary Services brand operated 27 contracts to manage food services for clients operating in primarily three lines of business: healthcare; senior living business, and schools.
The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").
Plan of Liquidation
On November 17, 2020 our shareholders approved the Plan of Liquidation and Dissolution (the “Plan of Liquidation“ or the “Plan”). The Plan provides for an orderly sale of our businesses, operations, and real estate, payment of our liabilities and other obligations, and an orderly wind down of any remaining operations and dissolution of the Company. We intend to convert all our assets into cash, satisfy or resolve our remaining liabilities and obligations, including contingent liabilities, claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution with the State of Delaware. The assets to be sold include our Luby's Cafeterias, Fuddruckers, and Culinary Services ("CCS") operating divisions, as well as our real estate. We currently anticipate that our common stock will be delisted from the New York Stock Exchange ("NYSE") upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or three years. The delisting of our common stock may occur sooner in accordance with the applicable rules of the NYSE.
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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes business unit valuations representing previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For estimated business unit valuations we considered estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, were also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
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
The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan's inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan. It is currently anticipated that a majority of the assets we owned on the date of the shareholder approval of the plan will be sold by December 31, 2021, with liquidation substantially complete by June 30, 2022. It is also anticipated that any assets and liabilities remaining at such time will be transferred to a liquidating entity and it is likely that the full realization of proceeds from sales will extend beyond that date.
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
Subsequent Events
Events subsequent to the Company’s fiscal year ended August 25, 2021 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements. See Note 2. Subsequent Events.
COVID-19
The novel coronavirus disease (“COVID-19”) pandemic has had a significant impact on our level of operations, guest behavior, guest traffic, and the number of locations where we and our former Fuddruckers franchisees operate. As a result, at the onset of the COVID-19 pandemic in the spring of 2020, we modified our business operations within our restaurants and significantly reduced staffing at our corporate support office.

On March 13, 2020, President Donald Trump declared a national emergency in response to the COVID-19 pandemic. Throughout the remainder of calendar 2020, we cycled through periods initially when state government orders mandated a suspension of on-premise dining, followed by periods when our on-premise dining capacity was limited due to government order. Full on-premise dining resumed in Texas in March 2021, when government restrictions limiting on-premise dining were lifted. Prior to the onset of the COVID-19 pandemic, we operated 118 restaurants, of which 87 were closed as a result of the pandemic and 53 of those were reopened as permitted when restrictions were lifted. The 31 of our restaurants that remained open during the pandemic were open at reduced capacity levels or for takeout only.
Despite increasing vaccination rates, U.S. Treasury stimulus payments to U.S. citizens and other positive developments, risks and uncertainties remain as cases of COVID-19 infection continue within the communities where we operate, albeit at reduced levels. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.
Reportable Segments
Under the going concern basis of accounting, each restaurant was considered an operating segment because operating results and cash flows could be determined for each restaurant. We aggregated our operating segments into reportable segments by restaurant brand because the nature of the products and services, the production processes, the customers, the methods used to distribute the products and services, similarity of store level profit margins and the nature of the regulatory environment were alike. For the 12 week period ended November 18, 2020 and the fiscal year ended August 26, 2020, we had five reportable segments: Luby’s Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise Restaurants, Fuddruckers franchise operations, and Culinary Services (“CCS”). Under the liquidation basis of accounting, although we continued to operate our restaurant, franchise and CCS businesses, we no longer make operating decisions or assess performance by segment, as all of our assets and businesses are considered held for sale. Accordingly, effective November 19, 2020, we have only one reporting and operating segment.
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
Trade Accounts, Notes and Other Receivables
Under the going concern basis of accounting, receivables consisted principally of amounts due from franchises, CCS clients, catering customers and restaurant food sales to corporations. Receivables were recorded at the invoiced amount. The allowance for doubtful accounts was our best estimate of the amount of probable credit losses in our existing accounts receivable. We determined the allowance based on historical loss experience for CCS clients, catering customers and restaurant sales to corporations and, for CCS receivables and franchise royalty and marketing and advertising receivables. We also considered the franchisees’ and CCS clients’ unsecured default status. We periodically reviewed our allowance for doubtful accounts. Account balances were charged off against the allowance after all means of collection were exhausted and the potential for recovery was considered remote. Under the liquidation basis of accounting trade, notes and other receivables are stated at amount of their estimated cash proceeds.
Inventories
Under the going concern basis of accounting, food and supply inventories were stated at the lower of cost (first-in, first-out) or net realizable value. Under the liquidation basis of accounting, food and supply inventories have no net realizable value due to the nature of the inventory and the high turnover used in operating the remaining restaurants.
Property Held for Sale
Under the going concern basis of accounting, we periodically reviewed long-lived assets against our plans to retain or ultimately dispose of properties. If we decided to dispose of a property, it was moved to property held for sale and actively marketed. Property held for sale was recorded at amounts not in excess of what management expected to receive upon sale, less costs of disposal. Depreciation on assets moved to property held for sale was discontinued and gains were not recognized until the properties are sold. Under the liquidation basis of accounting, all of our property is for sale and is recorded on the statement of net assets in liquidation at the amount of their estimated cash proceeds or other consideration from liquidation.
Impairment of Long-Lived Assets
Under the going concern basis of accounting, impairment losses were recorded on long-lived assets used in operations when indicators of impairment were present and the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount. We evaluated impairments on a restaurant-by-restaurant basis and used cash flow results and other market conditions as indicators of impairment.
Debt Issuance Costs
Under the going concern basis of accounting, debt issuance costs included costs incurred in connection with the arrangement of long-term financing agreements. The debt issuance costs associated with our term loans were presented on our consolidated balance sheet as a direct deduction from long-term debt. The debt issuance costs associated with our revolving credit facility were included in other assets on our consolidated balance sheet. These costs were amortized using the effective interest method over the respective term of the debt to which they specifically relate. Under the liquidation basis of accounting, deferred debt issuance costs are not given a value.
Fair Value of Financial Instruments
Under the going concern basis of accounting, the carrying value of cash and cash equivalents, trade accounts and other receivables, accounts payable and accrued expenses approximated fair value based on the short-term nature of these accounts. The carrying value of credit facility debt also approximated fair value based on its recent renewal.
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
We maintain a self-insured health benefit plan which provides medical and prescription drug benefits to certain of our employees electing coverage under the plan. Our exposure is limited by individual and aggregate stop loss limits per third party insurance carriers. Under the going concern basis of accounting, we recorded expenses under the plan based on estimates of the costs of expected claims, administrative costs and stop-loss insurance premiums. Under both the going concern basis of accounting and the liquidation basis of accounting, our self-insurance liability is based on the aggregate of the expected liability for reported claims and the estimated liability for claims incurred but not reported, based on historical claims experience provided by our third party insurance advisors, adjusted as necessary based upon management’s reasoned judgment. Actual employee medical claims may differ from what we have accrued as our estimated loss liability based on historical experience.
Revenue Recognition
See Note 6. Revenue Recognition.
Cost of CCS
Under the going concern basis of accounting, the cost of CCS included all food, payroll and related expenses, other operating expenses, and selling, general and administrative expenses related to culinary service sales. All depreciation and amortization, property disposal, and asset impairment expenses associated with CCS were reported within those respective lines as applicable. Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets.
Cost of Franchise Operations
Under the going concern basis of accounting, the cost of franchise operations included all food, payroll and related expenses, other operating expenses, and selling, general and administrative expenses related to franchise operations sales. All depreciation and amortization, property disposal, and asset impairment expenses associated with franchise operations were reported within those respective lines as applicable. Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets.
Marketing and Advertising Expenses
Under the going concern basis of accounting, marketing and advertising costs were expensed as incurred. Total advertising expense included in other operating expenses and selling, general and administrative expense was $0.6 million and $3.9 million in the 12 weeks ended November 18, 2020 and in fiscal 2020, respectively. We recorded advertising attributable to local store marketing and local community involvement efforts in other operating expenses and we recorded advertising attributable to our brand identity, our promotional offers, and our other marketing messages intended to drive guest awareness of our brands, in selling, general, and administrative expenses.  We believed this separation of our marketing and advertising costs assisted with measurement of the profitability of individual restaurant locations by associating only the local store marketing efforts with the operations of each restaurant.
Marketing and advertising expense included in other operating expenses attributable to local store marketing was $0.1 million and $0.5 million in the 12 weeks ended November 18, 2020 and in fiscal 2020, respectively.
Marketing and advertising expense included in selling, general and administrative expense was $0.5 million and $3.4 million in the 12 weeks ended November 18, 2020 and in fiscal 2020, respectively.
Under the liquidation basis of accounting, estimated expenses during the liquidation period are included in liability for estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets.
Depreciation and Amortization
Under the going concern basis of accounting, property and equipment were recorded at cost. We depreciated the cost of equipment over its estimated useful life using the straight-line method. Leasehold improvements were amortized over the lesser of their estimated useful lives or the related lease terms. Depreciation of buildings was provided on a straight-line basis over the estimated useful lives. There is no depreciation or amortization of our assets under the liquidation basis of accounting.
Other Charges
Under the going concern basis of accounting, other charges includes those expenses that we consider related to our restructuring efforts that are not part of our recurring operations.
Other charges were comprised of:

	12 weeks ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(in thousands)
OTHER CHARGES:
Employee Severances	$—	$1,332
Restructuring Related	416	2,069
Total Other Charges	$416	$3,401
Operating Leases
See Note 7. Leases.
Income Taxes
Under both the going concern basis of accounting and the liquidation basis of accounting, the estimated future income tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets when the Company determines, based on the weight of available evidence, that they are more likely to not be realized than realized. In the event the Company subsequently determines that it would be able to realize deferred income tax assets in excess of their net recorded amount, the Company would reduce the valuation allowance, which would reduce the provision for income taxes. See Note 11. Income Taxes for further discussion of the valuation allowance.
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
Discontinued Operations
Under the going concern basis of accounting, we reported the disposal of a component or a group of components of the Company in discontinued operations if the disposal of the components or group of components represented a strategic shift that had or was expected to have a major effect on the Company’s operations and financial results.

Share-Based Compensation
Under the going concern basis of accounting, share-based compensation expense was estimated for equity awards at fair value at the grant date. We determined the fair value of restricted stock awards based on the average of the high and low price of its common stock on the date awarded by the Board of Directors. We determined the fair value of stock option awards using a Black-Scholes option pricing model. The Black-Scholes option pricing model requires various judgmental assumptions including the expected dividend yield, stock price volatility, and the expected life of the award. The fair value of performance share based award liabilities were estimated based on a Monte Carlo simulation model. For further discussion, see Note 17. Share-Based and Other Compensation.
Earnings Per Share
Under the going concern basis of accounting, basic income per share is computed by dividing net income attributable to common shareholders by the weighted-average number of shares outstanding, including restricted stock units, during each period presented. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options, determined using the treasury stock method.
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from these estimates.
Recently Accounting Pronouncements
There are no new accounting pronouncements that are applicable or relevant to the Company under the Liquidation Basis of Accounting.
Note 2. Subsequent Events
Subsequent to the end of fiscal year 2021, on August 26, 2021, we sold the Luby’s Cafeterias brand name and the business operations at 35 Luby’s locations to an unrelated third party for an adjusted aggregate consideration of approximately $28.4 million which includes the assumption of certain liabilities and the issuance of notes to us. There can be no assurance that we will realize or receive full value of such consideration. The net asset value of the sale is included in properties and business units for sale on the accompanying consolidated statement of net assets in liquidation at August 25, 2021 at a discounted rate that represents the amount we expect to receive upon liquidation of the notes.
On September 30, 2021, we completed the previously announced sale of 26 real estate properties, which properties were leased to and are operated by LRC, to Store Capital Acquisitions, LLC for cash consideration of $88.0 million. We utilized approximately $17.6 million of the proceeds to repay in full all amounts due under our Credit Facility (see Note 14. Debt) with MSD PCOF Partners VI, LLC. The Credit Facility was terminated effective September 30, 2021.
Subsequent to August 25, 2021, in addition to the properties sold to Store Capital, we sold four other properties for cash consideration of approximately $13.0 million.
On November 1, 2021, we paid a cash liquidating distribution of $2.00 per share to shareholders of record as of October 25, 2021. The liquidating distribution of approximately $62.2 million was paid from the net proceeds from recent property sales.

Note 3. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of our business units until they are sold, the timing of business and property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. Upon transition to the liquidation basis of accounting on November 19, 2020, the Company accrued revenues and expenses expected to be earned or incurred during liquidation. The liability for estimated costs in excess of estimated receipts during liquidation at August 25, 2021 and November 19, 2020 was comprised of (in thousands):

	August 25, 2021	November 19, 2020
Total estimated receipts during remaining liquidation period	$25,045	$92,017
Total estimated costs of operations	(20,763)	(76,151)
Selling, general and administrative expenses	(9,585)	(18,745)
Interest expense	(151)	(2,305)
Interest component of operating lease payments	(2,307)	(7,064)
Capital expenditures	(120)	(943)
Sales costs	(3,408)	(4,079)
Total estimated costs during remaining liquidation period	(36,334)	(109,287)
Liability for estimated costs in excess of estimated receipts during liquidation	$(11,289)	$(17,270)
The change in the liability for estimated costs in excess of estimated receipts during liquidation between November 19, 2020 and August 25, 2021 is as follows (in thousands):

	November 19, 2020	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	August 25, 2021
Assets:
Estimated net inflows from operations (1)	$7,859	$(21,423)	$15,419	$1,855

	7,859	(21,423)	15,419	1,855
Liabilities:
Sales costs	(4,079)	1,876	(1,205)	(3,408)
Corporate expenditures (2)	(21,050)	10,445	869	(9,736)

	(25,129)	12,321	(336)	(13,144)

Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)	$(9,102)	$15,083	$(11,289)
(1) Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) interest component of operating lease payments and (iii) capital expenditures.
(2) Corporate expenditures consists of (i) selling, general and administrative expenses and (ii) interest expense.
(3) Net change in working capital represents changes in cash, restricted cash, accounts receivable, accounts payable, and accrued expenses and other liabilities as a result of the Company's operating activities for the period from November 19, 2020 to August 25, 2021.
(4) Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

Note 4. Net Assets in Liquidation
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
(1) Under the liquidation basis of accounting, all assets are recorded at net realizable value which implicitly includes the tangible and intangible value of all assets. This adjustment at November 19, 2020 reflects adjusting real properties to net realizable value and recording an estimated value for our business units, Luby's Cafeterias, Fuddruckers Restaurants and franchise operations, and Culinary Services.
Current Fiscal Year Activity
Net assets in liquidation increased by $37.5 million during the period from November 19, 2020 through August 25, 2021. The increase was primarily due to a $18.4 million increase in properties and business units for sale and a $15.1 million net increase due to a remeasurement of assets and liabilities.
The increase in properties and business units for sale was due to a change in value attributable to properties that have closed, or are under contract to sell with non-refundable deposits, at prices that were different than our previous liquidation values and to the sale and conversion to franchise locations of Fuddruckers restaurants. This increase was partially offset by a change in the estimated value of our business units and some of our real estate assets.
The $15.1 million increase generated by the remeasurement of assets and liabilities was mainly due to the $10.0 million forgiveness of our PPP loan, $1.8 million increase in projected future operating results for the remainder of the holding period, and $6.5 million increase from our actual operating results for the period from November 19, 2020 to August 25, 2021. This increase was partially offset by increases in actual and projected sale closing costs of $1.2 million and an increase in corporate general and administrative costs of $2.0 million.
We have one class of common stock. The net assets in liquidation at August 25, 2021 would result in liquidating distributions of $5.00 per common share based on 30,973,755 common shares outstanding at that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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

During the fourth quarter of fiscal 2020 and all of fiscal 2021, we were able to settle 29 leases for closed restaurant properties and negotiated an early termination date and reduced lease payment at one operating restaurant property. While the amounts paid to settle our lease liabilities varied, in the aggregate, we have settled these 29 leases for approximately 21% of the total undiscounted base rent payments that would otherwise have been due under the leases through their original contractual termination date. We can offer no assurances that we will continue to settle any lease obligations for less than the total undiscounted base rent payments, or for less than their discounted value recorded within net assets in liquidation.

Note 5. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that aggregate to the total of the same such amounts shown in the consolidated statements of cash flows:

	November 18, 2020	August 26, 2020
	(In thousands)
Cash and cash equivalents	$14,874	$15,069
Restricted cash and cash equivalents	6,651	6,756
Total cash and cash equivalents shown in the statement of cash flows	$21,525	$21,825
Restricted cash and cash equivalents as of August 25, 2021 was $5.5 million. Amounts included in restricted cash represent those required to be set aside for (1) estimated amount of interest payable in the next 12 months under the Credit Agreement (see "Note 14. Debt"), (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program.
Note 6. Revenue Recognition
Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from food and beverage sales at each of our restaurants, and fees under our CCS contracts. We estimate these expected cash receipts from operating these businesses through the point when we expect the operations of these businesses or individual income producing properties are sold to a new owner or when we otherwise estimate operations cease. This estimated ending period for operating these businesses and individual income producing property generally varies from first quarter of fiscal 2022 through the third quarter of fiscal 2022. These estimated revenues are included in the calculation of estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets in liquidation. Estimated proceeds from the sale of our operating businesses and real estate assets are recorded separately from the estimated operating revenues and are included in properties and business units for sale on our consolidated statement of net assets in liquidation.
Restaurant Sales
Under the going concern basis of accounting, restaurant sales consisted of sales of food and beverage products to restaurant guests at our Luby’s cafeterias and our Fuddruckers and Cheeseburger in Paradise restaurants. Revenue from restaurant sales was recognized at the point of sale and was presented net of discounts, coupons, employee meals and complimentary meals. Sales taxes that we collected and remitted to the appropriate taxing authority related to these sales were excluded from revenue. Under the liquidation basis of accounting, we have estimated the sales to be collected at each restaurant through the point when we estimate that operations at each restaurant no longer occur under our ownership. This estimated point when we no longer operate restaurants varies based on whether the restaurant location is operated as a Luby's cafeteria or a Fuddruckers restaurant, whether the restaurant location is situated on property we own or lease, and other factors. While we have sold the Fuddruckers Restaurant brand in the fourth quarter of fiscal 2021 and we sold the Luby's Cafeteria brand in the first quarter of fiscal 2022 (see Note 2. Subsequent Events), we continue to own certain Luby's cafeterias and Fuddruckers restaurants that are operated under management agreements with the new owners of the brands. However, it is estimated that, as we sell the real estate or negotiate lease terminations for the properties, most of these restaurants will no longer be operating by the end of calendar year 2021. During this holding period when we operate restaurants, sales are estimated based on recent sales history and consideration of historical seasonal patterns.
We sell gift cards to our customers in our venues and through certain third-party distributors. These gift cards do not expire and do not incur a service fee on unused balances. Under the going concern basis of accounting, sales of gift cards to our restaurant customers were initially recorded as a contract liability, included in accrued expenses and other liabilities, at their expected redemption value. When gift cards were redeemed, we recognized revenue and reduced the contract liability. Discounts on gift cards sold by third parties were recorded as a reduction to accrued expenses and other liabilities and were recognized as a reduction to revenue over a period that approximated redemption patterns. The portion of gift cards sold to customers that are never redeemed is commonly referred to as gift card breakage. We recognized gift card breakage revenue in proportion to the pattern of gift card redemptions exercised by our customers, using an estimated breakage rate based on our historical experience. Under the liquidation basis of accounting, the unredeemed gift card balance, net of estimated breakage, is included in accrued expenses and other liabilities on our consolidated statement of net assets in liquidation.

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
Franchise revenues
Franchise revenues consisted primarily of royalties, marketing and advertising fund (“MAF”) contributions, initial and renewal franchise fees, and upfront fees from area development agreements related to our Fuddruckers Restaurant brand. Our performance obligations under franchise agreements consisted of: (1) a franchise license, including a license to use our brand and MAF management, (2) pre-opening services, such as training and inspections and (3) ongoing services, such as development of training materials and menu items as well as restaurant monitoring and inspections. These performance obligations are highly interrelated, so we do not consider them to be individually distinct. We accounted for them as a single performance obligation, which was satisfied over time by providing a right to use our intellectual property over the term of each franchise agreement.
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
We sold our Fuddruckers Franchise business in the fourth quarter of fiscal 2021. As such, there are no estimated cash receipts from this business included in the calculation of estimated costs in excess of estimated receipts on our consolidated statement of net assets in liquidation as of August 25, 2021.

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
Disaggregation of Total Revenues
For the 12 week period ended November 18, 2020, total sales of $41.9 million was comprised of revenue from performance obligations satisfied at a point in time of $38.5 million and revenue from performance obligations satisfied over time of $3.4 million. For the fiscal year ended August 26, 2020, total sales of $214.0 million was comprised of revenue from performance obligations satisfied over time of $18.5 million and revenue from performance obligations satisfied at a point in time of $195.5 million.
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
We determine if a contract contains a lease at the inception date of the contract. Our material operating leases consist of restaurant locations and administrative facilities ("Property Leases"). U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the date on which the leased asset is available for our use (the “Commencement Date”) and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty (the "Reasonably Certain Lease Term"). Our lease agreements generally contain a primary term of five years to 30 years with one or more options to renew or extend the lease generally from one year to five years each. In addition to leases for our restaurant locations and administrative facilities, we also lease vehicles and administrative equipment under operating leases.
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
Lessor
We have occasionally leased or subleased certain restaurant properties to our former franchisees or to third parties. The lease descriptions, terms, variable lease payments and renewal options are generally similar to our lessee leases described above. Similar to our lessee accounting, we elected the practical expedient that allows us to not separate non-lease components from lease components in regard to all property leases where we are the lessors.
Supplemental balance sheet (statement of net asset in liquidation) information related to our leases was as follows:

Operating Leases	Balance Sheet Classification	August 25, 2021	August 26, 2020
		(Liquidation Basis)	(Going Concern Basis)
		(in thousands)
Right-of-use assets	Operating lease right-of-use assets	$—	$16,756

Current lease liabilities	Operating lease liabilities-current	N/A	$3,903
Non-current lease liabilities	Operating lease liabilities-noncurrent	N/A	17,797
Total lease liabilities		$7,181	$21,700

Weighted-average lease terms and discount rates at August 25, 2021 and August 26, 2020 were as follows:

Weighted-average remaining lease term	4.72 years	5.73 years

Weighted-average discount rate	9.55%	9.57%
Under the going concern basis of accounting, components of lease expense were as follows:

	12 Weeks Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(in thousands)
Operating lease expense	$1,120	$7,700
Variable lease expense	138	933
Short-term lease expense	92	247
Sublease expense	18	412
Total lease expense	$1,368	$9,292

Under the going concern of accounting, operating lease income was included in other income on our consolidated statements of operations and was comprised of (in thousands):

	12 Weeks Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands)
Operating lease income	$62	$734
Sublease income	18	412
Variable lease income	5	136
Total lease income	$85	$1,282

Supplemental disclosures of cash flow information related to leases were as follows:

	12 Weeks Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,358	$9,958

Right-of-use assets obtained in exchange for lease liabilities	$—	$1,868

Operating lease obligations maturities in accordance with Topic 842 as of August 25, 2021 were as follows:

(In thousands)
Less than One Year	$1,908
One to Three Years	3,004
Three to Five Years	3,301
Thereafter	1,305
Total lease payments	9,518
Less: imputed interest	(2,337)
Present value of operating lease obligations	$7,181

Note 8. Reportable Segments
As more fully described at Note 1. Nature of Operations and Significant Accounting Policies, through November 18, 2020, we had five reportable segments: Luby’s Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise Restaurants, Fuddruckers franchise operations, and CCS. In connection with our Plan of Liquidation, we have one reportable segment as of November 19, 2020.
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
The Luby’s Cafeterias segment included the results of our company-owned Luby’s cafeteria restaurants. The total number of Luby’s cafeterias operating at November 18, 2020 and August 26, 2020 were 60 and 61, respectively.
The Fuddruckers Restaurant segment included the results of our company-owned Fuddruckers restaurants. We were operating 24 Fuddruckers restaurants at both November 18, 2020 and August 26, 2020.

Included in the restaurant counts above are five Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. The Combo units are included in the above counts for both Luby's Cafeterias and Fuddruckers Restaurants.
The last Cheeseburger in Paradise restaurant was permanently closed in March, 2020.
CCS
CCS, branded as Luby’s Culinary Services, consists of a business line has serviced healthcare, sport stadiums, corporate dining clients, and sales through retail grocery stores. The healthcare accounts are full service and typically include in-room delivery, catering, vending, coffee service, and retail dining. CCS had contracts with long-term acute care hospitals, acute care medical centers, ambulatory surgical centers, retail grocery stores, behavioral hospitals, a senior living facility, sports stadiums, government, and business and industry clients. CCS has the unique ability to deliver quality services that include facility design and procurement as well as nutrition and branded food services to our clients. The cost of CCS on our consolidated statements of operations includes all food, payroll and related costs, other operating expenses, and other direct general and administrative expenses related to CCS sales. We were operating 26 CCS contracts at both November 18, 2020 and August 26, 2020.
Fuddruckers Franchise Operations
We only offered franchises for the Fuddruckers brand. Initial franchise agreements generally have a term of 20 years. Franchise agreements typically granted franchisees an exclusive territorial license to operate a single restaurant within a specified area.
Franchisees bore all direct costs involved in the development, construction, and operation of their restaurants. In exchange for a franchise fee, we provided franchise assistance in the following areas: site selection, prototypical architectural plans, interior and exterior design and layout, training, marketing and sales techniques, assistance by a Fuddruckers “opening team” at the time a franchised restaurant opens, and operations and accounting guidelines set forth in various policies and procedures manuals.
All franchisees were required to operate their restaurants in accordance with Fuddruckers standards and specifications, including controls over menu items, food quality, and preparation. The Company required the successful completion of its training program by a minimum of three managers for each franchised restaurant. In addition, franchised restaurants were evaluated regularly by the Company for compliance with franchise agreements, including standards and specifications through the use of periodic, unannounced, on-site inspections and standards evaluation reports.
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

	12 Week Period Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands)
Sales:
Luby's cafeterias	$31,949	$149,691
Fuddruckers restaurants	4,550	32,428
Cheeseburger in Paradise restaurants	—	1,522
Culinary contract services	4,918	26,747
Fuddruckers franchise operations	530	3,634
Total	$41,947	$214,022
Segment level profit:
Luby's cafeterias	$4,896	$12,087
Fuddruckers restaurants	(412)	(2,196)
Cheeseburger in Paradise restaurants	(85)	(308)
Culinary contract services	451	2,529
Fuddruckers franchise operations	236	2,093
Total	$5,086	$14,205
Depreciation and amortization:
Luby's cafeterias	$1,530	$7,598
Fuddruckers restaurants	167	1,507
Cheeseburger in Paradise restaurants	—	77
Culinary contract services	8	34
Fuddruckers franchise operations	1	298
Corporate	436	2,000
Total	$2,142	$11,514

	12 Week Period Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands)
Capital expenditures:
Luby's cafeterias	$416	$1,841
Fuddruckers restaurants	17	148
Cheeseburger in Paradise restaurants	—	34
Fuddruckers franchise operations	—	9
Corporate	—	88
Total	$433	$2,120

	12 Week Period Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$5,086	$14,205
Opening costs	—	(14)
Depreciation and amortization	(2,142)	(11,514)
Selling, general and administrative expenses	(4,267)	(24,571)
Other charges	(416)	(3,401)
Net provision for asset impairments and restaurant closings	85	(10,193)
Net gain on disposition of property and equipment	(117)	11,557
Interest income	8	60
Interest expense	(1,212)	(6,388)
Other income, net	30	1,195
Total	$(2,945)	$(29,064)

August 26, 2020
(in thousands)
Total assets:
Luby's cafeterias	$90,349
Fuddruckers restaurants (1)	26,502
Cheeseburger in Paradise restaurants (2)	164
Culinary contract services	4,744
Fuddruckers franchise operations (3)	8,973
Corporate	46,671
Total	$177,403

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
There were no recurring fair value measurements related to assets at August 26, 2020.
There were no recurring fair value measurements related to liabilities at August 26, 2020.
Under the going concern basis of accounting, non-recurring fair value measurements related to impaired property and equipment for the fiscal year ended August 26, 2020 consisted of the following:

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

Note 10. Accounts and Notes Receivable
Under the going concern basis of accounting, trade and other receivables, net, consisted of the following:

August 26, 2020
(In thousands)
Trade and other receivables	$4,037
Franchise royalties and marketing and advertising receivables	957
Unbilled revenue	1,677
Allowance for doubtful accounts	(579)
Total Trade accounts and other receivables, net	$6,092

CCS receivable balance at August 26, 2020 was $3.1 million, primarily the result of 28 contracts with balances of $0.1 million to $0.7 million per contract entity. These 28 contracts collectively represented 47% of the Company’s total accounts receivables. Contract payment terms for its CCS customers’ receivables are due within 30 to 45 days. Unbilled revenue, was $1.7 million at August 26, 2020. CCS contracts are billed on a calendar month end basis and represent the total balance of unbilled revenue.
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

The change in allowances for doubtful accounts was as follows:

Fiscal Year Ended
August 26, 2020
(In thousands)
Beginning balance	$427
Provisions for doubtful accounts, net of reversals	1,624
Write-offs(1)	(1,472)
Ending balance	$579

(1) The $1.5 million Balance Sheet write-off in fiscal 2020 is comprised of $0.3 million of CCS customer accounts, $0.4 million of receivables from franchisees and $0.8 million of other receivables (including $0.4 million of former tenant accounts) that were reserved in fiscal years 2018 through and including 2020.
The buyer of the Fuddruckers brand and franchise business has executed and delivered secured promissory notes in the aggregate amount of $15.5 million. The notes bear interest at rates ranging from 5% to 15% per annum and are scheduled to mature between December 31, 2027 and January 15, 2030.
Under the liquidation basis of accounting, the secured promissory notes have been included in the consolidated statement of net assets at a discounted rate that represents the amount we currently expect to receive upon liquidation of the notes.

Note 11. Income Taxes
The following table details the categories of total income tax assets and liabilities for both continuing and discontinued operations resulting from the cumulative tax effects of temporary differences:

	August 25, 2021	August 26, 2020
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$402	$562
Deferred compensation	80	162
Net operating losses	10,603	9,916
General business and foreign tax credits	12,105	12,105
Depreciation, amortization and impairments	2,291	3,125
Interest expense	1,953	1,886
Lease liabilities	1,551	4,731
Straight-line rent, dining cards, accruals, and other	416	1,413
Subtotal	29,401	33,900
Valuation allowance	(28,506)	(29,478)
Total deferred income tax assets	895	4,422
Deferred income tax liabilities:
Property taxes and other	680	769
Lease assets	924	3,653
Total deferred income tax liabilities	1,604	4,422
Net deferred income tax asset	$(709)	$—

At August 25, 2021, we recognized a net deferred tax liability of $0.7 million after valuation allowance as a result of anticipated taxable gains to be generated from future property sales as part of our Plan of Liquidation and our ability to utilize our deferred tax assets. The most significant deferred tax asset prior to valuation allowance is our general business tax credits carryovers to future years of $12.1 million. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2039, if not utilized by then.The utilization of general business credits is subject to limitations based on the federal income tax liability before applying the general business credits within a tax year. Deferred tax assets available to be utilized against state taxable gains generated on future property sales will differ per state jurisdiction. The net deferred tax liability is included in other liabilities on our consolidated statement of net assets in liquidation at August 25, 2021.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax net operating losses and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including the Plan of Liquidation. In the third quarter of fiscal 2018, we concluded that a full valuation allowance on our net deferred tax assets was necessary. As of August 25, 2021, we recognized a deferred tax liability due to our expectation that we will be able to utilize our deferred tax assets as a result of implementing our Plan of Liquidation.
An analysis of the provision for income taxes for continuing operations is as follows:

	12 Week Period Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands)
Current federal and state income tax expense	$54	$327
Current foreign income tax expense	4	30
Provision for income taxes	$58	$357

Relative only to continuing operations, the reconciliation of the expense for income taxes to the expected income tax expense, computed using the statutory tax rate, was as follows:

	12 Week Period Ended		Fiscal Year Ended
	November 18, 2020		August 26, 2020
	Amount	%	Amount	%
	(in thousands, except percentages)
Income tax benefit from continuing operations at the federal rate	$(618)	21.0%	$(6,104)	21.0%
Permanent and other differences:
Federal jobs tax credits (wage deductions)	—	—	—	—
Stock options and restricted stock	4	(0.1)	17	(0.1)
Other permanent differences	1	—	3	—
State income tax, net of federal benefit	53	(1.8)	189	(0.7)
General Business Tax Credits	—	—	—	—
Other	70	(2.4)	580	(1.9)
Change in valuation allowance	548	(18.7)	5,672	(19.5)
Provision for income taxes from continuing operations	$58	(2.0)%	$357	(1.2)%

For the fiscal year ended August 25, 2021, including both continuing and discontinued operations, the Company is estimated to report a federal taxable loss of $3.4 million. For the fiscal year ended August 26, 2020, including both continuing and discontinued operations, the Company generated federal taxable loss of $19.3 million.
Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Company's U.S. federal income tax return remains open to examination for fiscal 2018 through fiscal 2020.
There were no payments of federal income taxes in fiscal 2021 or fiscal 2020. The Company has income tax filing requirements in over 30 states. State income tax payments were $0.3 million and $0.4 million in fiscal 2021 and 2020, respectively.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal 2020 and 2021 (in thousands):

Balance as of August 28, 2019	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 26, 2020	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 25, 2021	$25
The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. There is no interest associated with unrecognized benefits as of August 25, 2021. Under the going concern basis of accounting, the Company had included interest or penalties related to income tax matters as part of income tax expense. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as of August 25, 2021.
Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.
Note 12. Property and Equipment, Intangible Assets and Goodwill
Under the going concern basis of accounting, our property and equipment, intangible assets and goodwill was accounted for as described below. Under the liquidation basis of accounting, our property and equipment and intangible assets, including intangible assets not recognized on the going concern basis, are recorded on the statement of net assets in liquidation at the amount of their estimated cash proceeds or other consideration from liquidation.
The cost, net of impairment, and accumulated depreciation of property and equipment at August 26, 2020, together with the related estimated useful lives used in computing depreciation and amortization, was as follows (in thousands):

	August 26, 2020	Estimated Useful Lives (years)

Land	$42,572		—
Restaurant equipment and furnishings	60,685	3	to	15
Buildings	114,909	20	to	33
Leasehold and leasehold improvements	20,429		Lesser of lease term or estimated useful life
Office furniture and equipment	3,178	3	to	10
	241,773
Less accumulated depreciation and amortization	(141,174)
Property and equipment, net	$100,599
Intangible assets, net	$15,343	15	to	21
Goodwill	$195

Depreciation expense for the 12 week period ended November 18, 2020 and fiscal year 2020 was $1.8 million and $10.1 million, respectively.
Under the going concern basis of accounting, intangible assets, net, consisted primarily of the Fuddruckers trade name and franchise agreements that were being amortized over the expected accounting life of 21 years from the date of acquisition based on the expected use of its assets and the restaurant environment in which it was being used. The trade name represented a respected brand with customer loyalty and the Company intended to cultivate and protect the use of the trade name. The franchise agreements, after considering renewal periods, had an estimated accounting life of 21 years from the date of acquisition, July 2010, and was being amortized over this period of time.

Intangible assets, net, also included the license agreement and trade name related to Cheeseburger in Paradise and the value of the acquired licenses and permits allowing the sales of beverages with alcohol. These assets had an expected accounting life of 15 years from the date of acquisition December 2012.
The aggregate amortization expense related to intangible assets subject to amortization for the 12 week period ended November 18, 2020 and fiscal 2020 was $0.3 million and $1.4 million, respectively.
The following table presents intangible assets as of August 26, 2020:

	August 26, 2020
	(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Subject to Amortization:
Fuddruckers trade name and franchise agreements	$29,496	$(14,189)	$15,307
Cheeseburger in Paradise trade name and license agreements	146	(110)	36
Intangible assets, net	$29,642	$(14,299)	$15,343

Under the going concern basis of accounting, goodwill, net of accumulated impairment was approximately $0.2 million as of August 26, 2020. We recorded no goodwill impairment charges during the 12 week period ended November 18, 2020. Due to the effects of the COVID-19 pandemic on our operations, we identified a triggering event in the third quarter of fiscal 2020. We performed an impairment test of goodwill and recorded an impairment loss related to our Cheeseburger in Paradise restaurants of $0.3 million. Under the liquidation method of accounting, there is no goodwill included in our statement of net assets in liquidation.
Note 13. Current Accrued Expenses and Other Liabilities
The following table sets forth current accrued expenses and other liabilities as of August 25, 2021 and August 26, 2020:

	August 25, 2021	August 26, 2020
	Liquidation Basis	Going Concern Basis
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$1,621	$1,506
Operating expenses	708	831
Unredeemed gift and dining cards	956	4,084
Taxes, other than income	4,675	7,265
Accrued claims and insurance	1,051	1,753
Income taxes, legal and other(1)	3,371	4,130
Total	$12,382	$19,569

(1) Income taxes, legal and other includes accrued lease termination costs. See Note 15 to our consolidated financial statements in this Form 10-K for further discussion of lease termination costs.

Note 14. Debt
The following table summarizes our debt balances at August 25, 2021 and August 26, 2020 (in thousands):

	August 25, 2021	August 26, 2020
Long-Term Debt	(Liquidation Basis)	(Going Concern Basis)
2018 Credit Agreement - Revolver	$5,000	$10,000
2018 Credit Agreement - Term Loans	12,024	36,583
Total credit facility debt	$17,024	$46,583
2020 PPP Loan	$—	10,000
Total Long-Term Debt	N/A	$56,583
Less:
Unamortized debt issue costs	N/A	(1,410)
Unamortized debt discount	N/A	(1,055)
Total Long Term Debt less unamortized debt issuance costs	N/A	54,118
Current Portion	N/A	—
Total Long Term Balance Sheet Debt	N/A	$54,118

PPP Loan
On April 21, 2020. we entered into a promissory note with Texas Capital Bank, N.A., ("TCB") effective April 12, 2020, that provided for a loan in the amount of $10.0 million (the "PPP Loan") pursuant to the Paycheck Protection Program ("PPP") established under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The PPP Loan was subject to forgiveness under the PPP upon our request to the extent that the proceeds were used to pay expenses permitted by the PPP, including payroll costs, covered rent and mortgage obligations, and covered utility payments. The PPP Loan matured on April 12, 2022, two years from the commencement date and bore interest at a rate of 1% per annum.
On November 12, 2020, we submitted an application for forgiveness of the entire $10.0 million due on the PPP Loan. On June 29, 2021, we received notice from the Small Business Administration ("SBA") that our $10.0 million PPP Loan had been forgiven in full and the principal and accrued interest amounts on our loan were settled on the same date.
2018 Credit Agreement
On December 13, 2018, we entered into a credit agreement (amended as defined below), the (“Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million consisting of a $10.0 million revolving credit facility (the “Revolver”), a $10.0 million delayed draw term loan (“Delayed Draw Term Loan”), and a $60.0 million term loan (the “Term Loan”, and together with the Revolver and the Delayed Draw Term Loan, the “Credit Facility”). The Credit Facility terminates on, and all amounts owing thereunder must be repaid on December 13, 2023.
On July 31, 2019, we entered into the First Amendment to the Credit Agreement (the “First Amendment”) to extend the Delayed Draw Term Loan expiration date for up to one year to the earlier to occur of (a) the date on which the commitments under the Delayed Draw Term Loan have been terminated or reduced to zero in accordance with the terms of the Credit Agreement and (b) September 13, 2020. On December 18, 2019, we entered into the Second Amendment to the Credit Agreement which did not change any terms of the agreement permanently. The amendment only decreased the amount of mandatory prepayment related to the sale of two properties in the quarter ended March 11, 2020. We entered into the Third Amendment to Credit Agreement, dated April 21, 2020 (the "Third Amendment"). The Third Amendment permitted us to incur indebtedness under the PPP Loan and terminated the $5.0 million undrawn portion of the delayed draw term loan upon receipt of the PPP Loan. On August 21, 2020, we entered into the Fourth Amendment to the Credit Agreement that decreased the amount of mandatory prepayments related to the sale of two properties in the quarter ended August 26, 2020. No other terms of the agreement were changed permanently by this amendment. On August 25, 2021, we entered into the Fifth Amendment to the Credit Agreement where, as regards the Luby's Transaction discussed at Note 2. Subsequent Events, MSD agreed to (i) consent to the consummation of the Luby's Transaction, (ii) consent to our ownership of the Notes issued by the buyer in the Luby's Transaction, (iii) consent to our ownership of the preferred stock issued by the buyer in the Luby's Transaction, (iv) agreed to waive the prepayment requirement as regards the non-cash proceeds from the Luby's Transaction, (v) agreed to waive any default of event of default that may have arisen in connection with the Luby's Transaction, and (vi) agreed to waive the requirement to physically deliver the buyer's notes to MSD and clarifying that the buyer's notes and preferred stock and related warrant form part of the collateral for the Credit Agreement.
Borrowings under the Revolver, Delayed Draw Term Loan, and Term Loan bear interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest is payable quarterly and accrues daily. Under the terms of the Credit Agreement, the maximum amount of interest payable, based on the aggregate principal amount of $80.0 million and interest rates in effect at December 13, 2018, in the next 12 months was required to be prefunded at the closing date of the 2018 Credit Agreement. The prefunded amount at August 25, 2021 of approximately $3.2 million is recorded in restricted cash and cash equivalents on our consolidated statement of net assets in liquidation.
As of August 25, 2021, the amount due under the Credit Facility of $17.0 million (including the Revolver and the Delayed Draw Term Loan outstanding balances of $5.0 million and $5.0 million, respectively) was payable on the 5th Anniversary of the Credit Facility (December 13, 2023): .
As of August 25, 2021, we had approximately no principal payments due under the Credit Facility in the next 12 months.
Through the date of the Third Amendment, the Company also paid a quarterly commitment fee based on the unused portion of the Revolver and the Delayed Draw Term Loan at 0.5% per annum. Voluntary prepayments, refinancing and asset dispositions constituting a sale of all or substantially all assets, under the Delayed Draw Term Loan and the Term Loan are subject to a make whole premium during years one and two equal to the present value of all interest otherwise owed from the date of the prepayment through the end of year two, a 2.0% fee during year three, and a 1.0% fee during year four. As of August 25, 2021, no make whole premium was paid or payable by the Company under the Credit Facility. Finally, the Company paid to the lenders a one-time fee of $1.6 million in connection with the closing of the Credit Facility.
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
The Credit Facility contains customary covenants and restrictions on our ability to engage in certain activities, including financial performance covenants, asset sales and acquisitions, and contains customary events of default. Specifically, among other things, we are required to maintain minimum Liquidity (as defined in the Credit Agreement) of $3.0 million as of the last day of each fiscal quarter and a minimum Asset Coverage Ratio (as defined in the Credit Agreement) of 2.50 to 1.00. As of August 25, 2021, we were in full compliance with all covenants with respect to the Credit Facility.
All amounts owing by the Company under the Credit Facility are guaranteed by the subsidiaries of the Company.
Subsequent to August 25, 2021, we paid all outstanding amounts due under the Credit Agreement and the Credit Agreement was terminated, effective September 30, 2021. See Note 2. Subsequent Events.
As of August 25, 2021, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized, and approximately $7 thousand in other indebtedness.
Interest Expense
Total interest expense incurred for the 12 week period ended November 18, 2020 and the fiscal year 2020 was $1.2 million and $6.4 million, respectively. No interest expense was allocated to discontinued operations and no interest was capitalized in either period.

Note 15. Impairment of Long-Lived Assets, Store Closings, Discontinued Operations and Property Held for Sale
Impairment of Long-Lived Assets and Store Closings
Under the going concern basis of accounting, we periodically evaluated long-lived assets held for use and held for sale whenever events or changes in circumstances indicated that the carrying amount of those assets may not be recoverable. We analyzed historical cash flows of operating locations and compared results of poorer performing locations to more profitable locations. We also analyzed lease terms, condition of the assets and related need for capital expenditures or repairs, as well as construction activity and the economic and market conditions in the surrounding area.
We periodically evaluated our intangible assets, primarily the Fuddruckers trademarks and franchise agreements, to determine if events or changes in circumstances such as economic or market conditions indicated that the carrying amount of the assets may not be recoverable. We analyzed historical cash flows of operating locations to determine trends that would indicate a need for impairment. We also analyzed royalties and collectability from our franchisees to determine if there are trends that would indicate a need for impairment. Due to the effects of the COVID-19 pandemic on our operations, we identified a triggering event in the third quarter of fiscal 2020 and determined that no impairment provision was necessary.
For assets held for use, we estimated future cash flows using assumptions based on possible outcomes of the areas analyzed. If the estimated undiscounted future cash flows were less than the carrying value of the location’s assets, we recorded an impairment loss based on an estimate of discounted cash flows. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, required management’s subjective judgments. Assumptions and estimates used included operating results, changes in working capital, discount rate, growth rate, anticipated net proceeds from disposition of the property and if applicable, lease terms. The span of time for which future cash flows are estimated was often lengthy, increasing the sensitivity to assumptions made. The time span is longer and could be 20 to 25 years for newer properties, but only 5 to 10 years for older properties. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluation of long-lived assets could vary within a wide range of outcomes. We considered the likelihood of possible outcomes in determining the best estimate of future cash flows. The measurement for such an impairment loss was then based on the fair value of the asset as determined by discounted cash flows.
The Company recognized the following impairment charges and gains on asset disposals to income from operations:

	12 Week Period Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands, except per share data)
Net provision for (gain on) asset impairments and restaurant closings	$(85)	$10,193
Net loss (gain) on disposition of property and equipment	117	(11,557)

Total	$32	$(1,364)
Effect on EPS:
Basic	$—	$0.05
Assuming dilution	$—	$0.05

The $0.1 million gain on asset impairments and restaurant closings in the 12 week period ended November 18, 2020 is primarily related to the $0.7 million net gain on the termination of seven leases for locations where we permanently ceased operations and negotiated buyouts of the leases. partially offset by the write off of $0.6 million of right-of-use assets for one of our leased locations where we permanently ceased operations during the period.
The $10.2 million provision for asset impairments and restaurant closings in fiscal 2020 is primarily related to the write off of $5.4 million of right-of-use assets for 24 of our leased locations where we permanently ceased operations during the period, impairment losses of $4.8 million on 24 of our restaurant locations and $0.3 million on the remaining goodwill related to our Cheeseburger in Paradise brand. $1.2 million for certain surplus equipment written down to fair value, as well as $1.8 million of store closing expenses. These losses were partially offset by $3.3 million net gain on the termination of 17 leases for locations where we permanently ceased operations and negotiated buyouts of the leases. See Abandoned Lease Facilities - Liability for Store Closing section of this Note 15.
The $11.6 million net gain on disposition of property and equipment in fiscal 2020 is primarily related to $8.4 million gains on the sales of seven previously held for sale properties and $3.9 million gains on two previously held for use properties, partially offset by routine asset retirements.

Discontinued Operations
As a result of the first quarter fiscal 2010 adoption of the Company’s Cash Flow Improvement and Capital Redeployment Plan, the Company reclassified 24 Luby’s cafeterias to discontinued operations. Under the going concern basis of accounting, one location remained held for sale at November 18, 2020.
The following table sets forth the assets and liabilities for all discontinued operations:

August 26, 2020

Property and equipment	$1,715
Assets related to discontinued operations—non-current	$1,715
Accrued expenses and other liabilities	17
Liabilities related to discontinued operations—current	$17
Under the going concern basis of accounting, losses from discontinued operations for the 12 week period ended November 18, 2020 and the fiscal year ended August 26, 2020 were not significant.
Property Held for Sale
Under the going concern basis of accounting, property held for sale was accounted for as discussed below. Under the liquidation basis of accounting, all of our property is held for sale and is recorded on the consolidated statement of net assets in liquidation at the amount of their estimated cash proceeds or other consideration from liquidation.
Under the going concern basis of accounting, property held for sale included unimproved land, closed restaurant properties and related equipment for locations not classified as discontinued operations. The specific assets were valued at the lower of net depreciable value or net realizable value.
At August 26, 2020, the Company had 10 owned properties recorded at $11.2 million in property held for sale.
Abandoned Leased Facilities - Liability for Store Closing
As of August 25, 2021 and August 26, 2020, we classified seven and 18 leased restaurants locations as abandoned. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During fiscal 2021 we settled and terminated 11 abandoned leases.
The liability for our abandoned leases were as follows (in thousands):

	August 25, 2021	August 26, 2020
	(Liquidation Basis)	(Going Concern Basis)
Short-term lease liability	N/A	$365
Long-term lease liability	N/A	2,348
Operating lease liabilities	$1,656	2,713
Accrued expenses and other liabilities	1,381	2,088
Total	$3,037	$4,801

Note 16. Commitments and Contingencies
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

Note 17. Share-Based and Other Compensation
We have two active share-based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan, as amended and restated effective February 9, 2018. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.
No shares remain available for future issuance as of August 25, 2021 under the Non-employee Director Stock Plan. Compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the 12 week period ended November 18, 2020 and fiscal year 2020 was $0.2 million and $0.8 million, respectively.
Of the 4.1 million shares approved for issuance under the Employee Stock Plan (which amount includes shares authorized under the original plan and shares authorized pursuant to the amended and restated plan effective as of December 5, 2015), 7.4 million options and restricted stock units were granted, 5.5 million options and restricted stock units were canceled or expired and added back into the plan, since the plans inception in 2005. Approximately 2.2 million shares remain available for future issuance as of August 25, 2021. Compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the 12 week period ended November 18, 2020 and fiscal year 2020 was $25 thousand and $0.3 million, respectively.
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
Option awards under the Nonemployee Director Stock Plan generally vest 100% on the first anniversary of the grant date and expire ten years from the grant date. No options were granted under the Nonemployee Director Stock Plan in fiscal 2021 or 2020. No options to purchase shares remain outstanding under this plan, as of August 25, 2021.
Options granted under the Employee Stock Plan generally vest 50% on the first anniversary of grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted under the Employee Stock Plan in fiscal 2021 or 2020. Options to purchase 401,690 shares at options prices from $2.82 to $4.89 per share remain outstanding as of August 25, 2021.

The Company segregated option awards into two homogeneous groups for the purpose of determining fair values for its options because of differences in option terms and historical exercise patterns among the plans. Valuation assumptions were determined separately for the two groups which represent, respectively, the Employee Stock Plan and the Nonemployee Director Stock Option Plan. The assumptions are as follows:
•The Company estimated volatility using its historical share price performance over the expected life of the option. Management believes the historical estimated volatility is materially indicative of expectations about expected future volatility.
•The Company used an estimate of expected lives for options granted during the period based on historical data.
•The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.
•The expected dividend yield was based on the Company’s current dividend yield and the best estimate of projected dividend yield for future periods within the expected life of the option.
A summary of the Company’s stock option activity for fiscal 2021 and 2020 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In Years)	(In thousands)
Outstanding at August 28, 2019	1,387,412	$4.06	5.7	$—
Forfeited / Cancelled	(366,911)	4.31	—	—
Expired	(160,000)	3.44	—	—
Outstanding at August 26, 2020	860,501	$4.07	5.0	$—
Exercised	(138,289)	2.82	—	115
Forfeited / Cancelled	(301,991)	4.52	—	—
Expired	(18,531)	5.37	—	—
Outstanding at August 25, 2021	401,690	$4.09	4.2	$138
Exercisable at August 25, 2021	401,690	$4.09	4.2	$138
The intrinsic value for stock options is defined as the difference between the grant price and market value at the exercise date options exercised or August 25, 2021 for options outstanding and options exercisable.
At August 25, 2021, there was no unrecognized compensation cost related to stock options as all outstanding stock options are vested.
No options were granted in fiscal 2021and fiscal 2020.
We issued 138,289 new shares of common stock during fiscal 2021 for the exercise of stock options.
 Restricted Stock Units
Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at market price of the Company’s common stock at the date of grant. The market price under the Employee Stock Plan is the closing price at the date of the grant. The market price under the Nonemployee Director Plan is the average of the high and the low price on the date of the grant. In July 2021 our Board of Directors approved the early vesting of all unvested restricted stock units held by members of the Board of Directors.

A summary of the Company’s restricted stock unit activity during fiscal years 2020 and 2021 and is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 28, 2019	274,009	$3.39	1.2
Granted	65,236	2.27	—
Vested	(152,139)	3.96	—
Forfeited	(13,298)	2.82	—
Unvested at August 26, 2020	173,808	$2.57	2.0
Vested	(168,572)	2.59	—
Unvested at August 25, 2021	5,236	$1.92	1.1

At August 25, 2021, there was $3 thousand of total unrecognized compensation cost related to unvested restricted stock units that is expected to be recognized over a weighted-average period of 1.1 years.
Performance Based Incentive Plan
The 2018 TSR Performance Based Incentive Plan (the "2018 TSR Plan") provided for a specified number of shares of common stock under the Employee Stock Plan based on the total shareholder return ranking compared to a selection of peer companies over a three-year cycle. The grant date fair value of the 2018 TSR Plan was determined based on a Monte Carlo simulation model for a period of three years. The target number of shares for distribution at 100% of the award was 373,294 shares on the grant date. The 2018 TSR Plan was accounted for as an equity award since the Plan provided for a specified number of shares. The expense for this Plan year was amortized over the three-year period based on 100% target award. The measurement period ended on August 26, 2020. Based on our total shareholder return ranking, no shares were vested and distributed.
Non-cash compensation expense related to the Company's TSR Performance Based Incentive Plans in fiscal 2020 was a credit to expense of $0.1 million and is recorded in selling, general and administrative expenses on our consolidated statement of operations.
Restricted Stock Awards
Under the Nonemployee Director Stock Plan, directors received grants of restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors received a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted was valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. As of October 1, 2020, there are no shares available for issuance under the Non-employee Director Stock Plan and directors compensation subsequent to that date is being paid in cash.
Cash and Restricted Share Bonus Plan
On August 12 2020, the Board of Directors approved a bonus opportunity agreement by which six members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer are eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the "retention awards"). The retention awards are intended to retain certain key employees in their roles with the Company and to carry out the Plan of Dissolution. A portion of the retention awards is earned for each of the closing of the sale of (1) our CCS business line, (2) the Fuddruckers business line and (3) 30 or more of our Luby's cafeterias (each being a "Triggering Event"). The cash bonus will be paid on the next payroll cycle following such Triggering Event. The restricted stock award will be considered earned as of such Triggering Event and shall vest on the 1st anniversary of the Triggering Event, unless the individual's employment with us is terminated prior to the restriction lapsing. As of August 25, 2021, one member of management had resigned and the bonus opportunity agreement was terminated for that individual.
The total number of restricted stock issued under the bonus opportunity (after the forfeiture described above) was 103,000 shares, of which 36,000 shares are considered earned as of the July 28, 2021 closing of the sale of the Fuddruckers brand and franchise business. The grant date for the restricted stock award was August 25, 2020 and the grant date fair value was $139 thousand, based on the average share price of our common stock on the grant date of $1.095. The total cash bonus available to be earned (after the forfeiture described above) was $154 thousand., of which $54 thousand was paid in the fourth quarter of fiscal 2021 upon the closing of the sale of the Fuddruckers brand and franchise business.
Supplemental Executive Retirement Plan
The Company has an unfunded Supplemental Executive Retirement Plan (“SERP”). In 2005, the Board of Directors voted to amend the SERP and suspend the further accrual of benefits and participation. The net benefit recognized for the SERP for the year ended August 26, 2020 was zero, and the unfunded accrued liability included in “Other Liabilities” on the consolidated statement of net assets as of August 25, 2021 and on the Company’s consolidated balance August 26, 2020 was $20 thousand and $24 thousand, respectively.
Nonemployee Director Phantom Stock Plan
The Company has a Nonemployee Director Phantom Stock Plan (“Phantom Stock Plan”). Authorized shares under the Phantom Stock Plan were fully depleted in early fiscal 2003; since that time, no deferrals, incentives or dividends have been credited to phantom stock accounts. As participants cease to be directors, their phantom shares are converted into an equal number of shares of common stock and issued from the Company’s treasury stock. As of August 25, 2021, 2,453 phantom shares remained outstanding and unconverted under the Phantom Stock Plan.
401(k) Plan
The Company has a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. Through March 18, 2020, we matched 25% of participants’ contributions made to the plan up to 6% of their salary. We temporarily suspended Company matching March 19, 2020 in response to the effect of the COVID-19 Pandemic on our operations. We resumed Company matching effective December 19, 2020. The net expense recognized in connection with the employer match feature of the voluntary 401(k) employee savings plan for the 12 week period ended November 18, 2020 and the fiscal year ended August 26, 2020 was zero and $0.2 million, respectively.
Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be an employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100%. Two members of management have since resigned from the Company and their severance agreements were terminated. The total amount of severance that would be paid to the six remaining members of management with severance agreements as of August 25, 2021 is $871 thousand.
Note 18. Related Parties
Christopher J. Pappas, our former Chief Executive Office and Harris J. Pappas, a former Director of the Company, own two restaurant entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5% of the Company's common stock.
Under the terms of the Amended and Restated Master Sales Agreement, the Pappas entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Company incurred $18 thousand and $8 thousand under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in fiscal 2021 and 2020, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.
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
In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company pays rent of $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. The lease agreement provided for increases in rent at set intervals. The lease agreement was approved by the Finance and Audit Committee of our Board of Directors. In December 2019 we exercised the first five-year renewal option, effective June 1, 2020. The renewal was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, Pappas Restaurants, Inc. agreed to abate the rent for April and May of 2020. The lease was terminated on February 26, 2021, in conjunction with the sale of the Fuddruckers operations at this location to be operated as a franchised location, as further described below.
For the fiscal years ended August 25, 2021 and August 26, 2020, affiliated rents incurred as a percentage of relative total Company cost was 0.25% and 0.52%, respectively. Rent payments under the two lease agreements described above were 133 thousand and $411 thousand in fiscal 2021 and 2020, respectively.
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
Key Management Personnel
Mr. Pappas resigned his position as President and Chief Executive Officer, effective January 27, 2021. Mr. Pappas remained a member of the Board of Directors of the Company until August 23, 2021. Previously, on December 11, 2017, the Company had entered into a new employment agreement with Mr. Pappas. Under the employment agreement, which is no longer effective as of January 27, 2021, the initial term of Mr. Pappas' employment ended on August 28, 2019 and automatically renewed for additional one year periods, unless terminated in accordance with its terms. The employment agreement had been unanimously approved by the Executive Compensation Committee of our Board of Directors as well as by the full Board at that time. Previously, effective August 1, 2018, the Company and Mr. Pappas agreed to reduce his fixed annual base salary to one dollar.
Also, effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of our Quarterly Report on Form 10-Q for the quarters ended March 10, 2021 and June 2, 2021, and for the filing of our Annual Report on Form 10-K for the fiscal year ended August 15, 2021, respectively.
Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.
Note 19. Common Stock
At August 25, 2021, the Company had 500,000 shares of common stock reserved for issuance upon the exercise of outstanding stock options.
Treasury Shares
In February 2008, the Company acquired 500,000 treasury shares for $4.8 million.

Note 20. Earnings Per Share
A reconciliation of the numerators and denominators of basic earnings per share and earnings per share assuming dilution is shown in the table below:

	12 Week Period Ended	Fiscal Year Ended
	November 18, 2020	August 26, 2020
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(3,003)	$(29,421)
Net Loss	$(3,019)	$(29,450)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,662	30,294
Effect of potentially dilutive securities:
Employee and non-employee stock options	—	—
Denominator for earnings per share assuming dilution	30,662	30,294
Loss from continuing operations:
Basic	$(0.10)	$(0.97)
Assuming dilution (a)	$(0.10)	$(0.97)
Net loss per share:
Basic	$(0.10)	$(0.97)
Assuming dilution (a)	$(0.10)	$(0.97)
(a) Potentially dilutive shares, not included in the computation of net loss per share because to do so would have been anti-dilutive, totaled 115,515 shares for the 12 week period ended November 18, 2020 and 76,572 shares for the fiscal year ended August 26, 2020. Additionally, stock options with exercise prices exceeding market close prices that were excluded from the computation of net income per share amounted to 849,970 shares for the 12 week period ended November 18, 2020 and 860,501 shares for the fiscal year ended August 26, 2020.
Note 21. Shareholder Rights Plan
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
If a person or group acquires 10% or more of the outstanding shares of Luby’s common stock (including in the form of synthetic ownership through derivative positions), each right will entitle its holder (other than such person or members of such group) to purchase, for $12.00, a number of shares of Luby’s common stock having a then-current market value of twice such price. The shareholder rights plan exempts any person or group owning 10% or more (35.5% or more in the case of Harris J. Pappas, Christopher J. Pappas and their respective affiliates and associates) of Luby’s common stock immediately prior to the adoption of the shareholder rights plan. However, the rights will be exercisable if any such person or group acquires any additional shares of Luby’s common stock (including through derivative positions) other than as a result of equity grants made by Luby’s to its directors, officers or employees in their capacities as such.
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
The shareholder rights plan will terminate on February 15, 2022 unless earlier terminated or extended by the Board of Directors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no disagreements with our accountants on any accounting or financial disclosures.
Item 9A. Controls and Procedures
Evaluation of Disclosure Control and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of August 25, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 25, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of August 25, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended August 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS

GERALD W. BODZY, 70, was President and owner of Showcase Custom Vinyl Windows and Doors, a manufacturer of residential windows and doors in Houston, Texas, from 2004 until he retired in November 2020. He has been an independent director of the Company since 2016 and serves as Chairman of the Board, a member of Nominating and Corporate Governance Committee, Co-Chair of the Board Special Committee, a member of the Finance and Audit Committee, and a member of the Compensation Committee. From 1990 to 2000, Mr. Bodzy was a Managing Director of Stephens, Inc. where he headed the investment banking firm’s Houston office. From 1979 to 1990, he was employed by Smith Barney, Inc. in New York where he was a Managing Director from 1986 to 1990. From 1976 to 1990, he worked in the real estate group at General Crude Oil Company in Houston. Mr. Bodzy is a former director of Oshman’s Sporting Goods, Benchmark Electronics, and Republic Bankshares of Texas. Mr. Bodzy earned a B.A. Degree in Economics from the University of Texas in 1973 and a J.D. Degree from the University of Texas School of Law in 1976, and is a member of Phi Beta Kappa. Mr. Bodzy serves on the board of the Boys & Girls Clubs of Greater Houston and is Chairman of the Board of the Boys & Girls Clubs of Greater Houston Foundation.

Qualifications, Experience, Key Attributes and Skills. Mr. Bodzy has 45 years of experience in business management, investment banking, and investments, including 11 years at Smith Barney and 10 years at Stephens Inc., representing clients in equity and debt offerings and mergers and acquisitions. Most recently, he served 16 years at Showcase Custom Vinyl Windows and Doors. Mr. Bodzy also has significant experience from his service on boards of banks, retail, and manufacturing companies, where he has also served on audit, compensation, and nominating committees.

TWILA DAY, 59, is currently the Vice President and Chief Information Officer for Huntsman Corporation as of November 2018. As CIO, she is accountable for the global technology investments and operations, leading strategic planning, and ensuring compliance with the company covenants and regulatory controls including SOX, cyber security, and Global Data Protection Regulation (GDPR). Prior to Huntsman, from August 2013 until October 2018, Ms. Day was Managing Director, National Practice Lead for Technology Services, and a member of the Executive Technology Advisor Group for Alvarez and Marsal. While at Alvarez and Marsal, she advised companies in the national restaurant, energy, pharmaceutical, construction, and engineering/manufacturing sectors providing them with objective and independent advice on technology strategies, process improvement, IT initiatives, post-merger integration and security risk management. In 1992, Ms. Day began working for Sysco Corporation as a programmer/analyst and advanced through various Information Technology positions where she ultimately became Chief Information Officer in January 2006 and held that role through June 2013. While at Sysco, she focused on driving strategic change initiatives that intersected business transformation with information technology solutions. Ms. Day also served as a member of Sysco’s enterprise risk management executive committee as the risk owner for data protection, cyber security, and information technology availability. Ms. Day graduated from Our Lady of Lake University in 1989 with a Bachelor of Arts degree in Business Management. Ms. Day has been an independent director of the Company since 2019 and serves as Vice-Chair of the Board, Chair of the Finance and Audit Committee, and is a member of the Compensation Committee, a member of the Nominating and Governance Committee and a member of the Special Committee.

Qualifications, Experience, Key Attributes, and Skills. Ms. Day has more than 30 years of experience connecting Information Technology with the business. With her broad technology expertise, she has served as a trusted advisor to executives translating technology into “plain English” and helping them ensure their technology investments create value and competitive advantage.

JOE C. McKINNEY, 74, was Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, from October 2002 until his retirement in March 2020. He formerly served as Chairman of the board of directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement there in March 2002. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance. Mr. McKinney has been an independent director of the Company since January 2003 and is a member of the Finance and Audit Committee, a member of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a co-Chair of the Special Committee. He is a former director of Broadway National Bank, Broadway Bancshares, Inc., New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded real estate investment trust, USAA Real Estate Company; US Industrial REIT I, II, and III; US Global Investors Funds; and Prodigy Communications Corporation.

Qualifications, Experience, Key Attributes, and Skills: Mr. McKinney has over 45 years of experience in banking, finance, and management from his distinguished career in banking, culminating in a tenure of over 14 years as Chairman of the Board and Chief Executive Officer of JPMorgan Chase Bank-San Antonio and 18 years as Vice-Chairman of Broadway National Bank. He further brings significant board experience from his service on over six boards of banks, investment funds, and corporations.

GASPER MIR, III, 74, since his retirement as a principal owner of the professional services firm MFR Group, Inc. (formerly known as MFR P.C.) (“MFR”), which he founded in 1988, Mr. Mir has served as an independent business consultant. From 2008 and until his retirement, he served as MFR’s Chief Administrative Officer, and prior to that his work included financial audit and accounting services for clients in the retail industry. From January 2003 through January 2008, Mr. Mir took a leave of absence from MFR and served as Executive General Manager of Strategic Partnerships for the Houston Independent School District. From 1969 until 1987, he worked at KPMG LLP, an international accounting and professional services firm, serving as a partner of the firm from 1978 until 1987. Mr. Mir has been an independent director of the Company since January 2002 and is the Chair of the Nominating and Corporate Governance Committee, a member of the Finance and Audit Committee, a member of the Compensation Committee, and a member of the Special Committee. Mr. Mir is also a director of the Galveston-Houston Archdiocese Council of the Society of St. Vincent de Paul and the Houston A+ Challenge.

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

JOHN MORLOCK, 65, is currently working as a consultant of Guzman Y Gomez, a fast food Mexican Kitchen concept with approximately 150 stores in Australia. His main role is to help provide guidance on operations and future U.S. development (there is currently 1 restaurant in the U.S. in Naperville, Illinois). Mr. Morlock was previously Chief Executive Officer of Hale and Hearty for eighteen months where he helped with the successful selling of the company in June of 2019. Prior to that, he served as the Chief Operating Officer of Sbarro, working with company stores as they were converting to a franchise system. From 2002 to 2015 he served as Chief Operating Officer of Potbelly Sandwich Works as they grew from 16 to 450 stores and was instrumental in its initial public offering in 2013. In 1993, Mr. Morlock became a co-owner of Boston Chicken where he served as Senior Vice President of Operations before going on to be its largest franchisee. Following the start of his career in 1977, Mr. Morlock has also held various positions with Steak and Ale restaurants, Grady’s Goodtimes, the first and largest Blockbuster franchise, and Blockbuster corporate. Mr. Morlock has been an independent director of the Company since July 2019, an serves as Chair of the Compensation Committee and is a member of the Special Committee, a member of the Finance and Audit Committee, and a member of the Corporate Governance Committee.

Qualifications, Experience, Key Attributes, and Skills: Mr. Morlock has over 40 years of restaurant and retail management experience and has been involved with companies both on the franchise and franchisee side. Further, he has been directly involved in both start-up and turnaround situations in the public and private sector, and he has been a Chief Operating Officer of a public company as well as having served on 4 privately held board of directors.

EXECUTIVE OFFICERS
Certain information is set forth below concerning the executive officers of the Company, each of whom has been elected to serve until his successor is duly elected and qualified:

Name	Served as Officer Since	Positions with Luby's, Inc.	Age
John Garilli	2021	Interim President and CEO (since January 2021)	56

Benjamin T. Coutee	2007	Chief Operating Officer (since October 2018); Senior Vice President of Operations (2011 to 2018); Division Vice President, Culinary Services (2007 to 2011)	55

Eric Montague	2021	Interim Chief Financial Officer and Treasurer	52

Philip J. Rider	2019	Chief Accounting Officer and Controller (since April 2020); Vice President - Accounting and SEC Reporting (October 2019 to April 2020)	63

CORPORATE GOVERNANCE
 Governance Highlights
The Company remains committed to maintaining sound corporate governance practices, including:

•	a separate independent chairman and CEO;

•	a large majority of independent directors; and

•	regular executive session meetings of non-management directors.
Committees of the Board
The Board currently maintains the following standing committees: Finance and Audit, Nominating and Corporate Governance and Compensation. All committees meet as necessary to fulfill their responsibilities. The Board has directed each committee to consider matters within its areas of responsibility and to make recommendations to the full Board for action on these matters.
Finance and Audit Committee
The Finance and Audit Committee is a standing audit committee established to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements. Its primary functions are to monitor and evaluate corporate financial plans and performance and to assist the Board in monitoring: (1) the integrity of the financial statements of the Company; (2) the review of the Company’s filings; (3) the Company’s compliance with legal and regulatory requirements; (4) the qualifications and independence of the Company’s independent registered public accounting firm; (5) the performance of the Company’s internal audit function and its independent registered public accounting firm; (6) the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures; and (7) the review of the Company’s financial status and plans. Management is responsible for preparing the financial statements, and the independent registered public accounting firm is responsible for auditing those financial statements. The Finance and Audit Committee is directly responsible for the appointment, compensation, retention, and oversight of the work of the Company’s independent registered public accounting firm and the preparation of the Finance and Audit Committee Report below. In addition, the Finance and Audit Committee is responsible for reviewing and approving any related party transactions. A copy of the current Finance and Audit Committee Charter adopted by the Board is available in print to any shareholder upon request and can be found on the Company’s website at www.lubysinc.com. All members of the Finance and Audit Committee are independent directors as described under “Corporate Governance Guidelines-Director Independence” on page 21. The Finance and Audit Committee met 12 times during the last fiscal year.
As of August 25, 2021, the members of the Finance and Audit Committee are: Twila Day (Chair), Joe McKinney, Gasper Mir, III, Gerald W. Bodzy, and John Morlock . The Board determined that Joe McKinney, Gasper Mir, III and Gerald W. Bodzy are “audit committee financial experts” as defined in rules of the SEC adopted pursuant to the Sarbanes-Oxley Act of 2002 and each is “independent” as defined in the corporate governance standards of the NYSE.
At least quarterly, members of the Finance and Audit Committee have the opportunity to meet privately with representatives of the Company’s independent registered public accounting firm and with the Company’s internal auditor.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is a standing committee of the Board whose primary functions are: (1) to maintain oversight of the development, structure, performance, and evaluation of the Board; (2) to seek and recommend candidates to fill vacancies on the Board; (3) to review Board and committee performance; (4) to recommend appropriate Board action on renewal terms of service for incumbent members as their terms near completion; (5) to oversee the evaluation of management performance; and (6) to develop and periodically review the Company’s Corporate Governance Guidelines and recommend such changes as may be determined appropriate to the Board so as to reflect the responsibilities of the Board and the manner in which the enterprise should be governed in compliance with best practices. The Nominating and Corporate Governance Committee recommended that the Board decrease its size from nine directors to five directors as of the Annual Meeting, which the Committee believes is an appropriate size for the Board, given the Company’s diminishing size and pending liquidation pursuant to the Company’s Plan of Liquidation and Dissolution A copy of the current Nominating and Corporate Governance Committee Charter is available in print to any shareholder upon request and can be found on the Company’s website at www.lubysinc.com. All members of the Nominating and Corporate Governance Committee are independent directors as described below. The Nominating and Corporate Governance Committee met three times during the last fiscal year.
As of August 25, 2021, the members of the Nominating and Corporate Governance Committee are: Gerald W. Bodzy (Chair), Twila Day, Joe C. McKinney, Gasper Mir, III, and John Morlock.
Compensation Committee
The Compensation Committee is a standing committee of the Board, consisting of independent directors, whose primary functions are: (1) to discharge the Board’s responsibilities relating to compensation of our Named Executive Officers; (2) to administer the Company’s equity-based compensation plans; and (3) to communicate to shareholders the Company’s executive compensation policies and the reasoning behind such policies. The Compensation Committee may delegate its responsibilities to a subcommittee consisting of one or more of its members. The Compensation Committee Charter is available in print to any shareholder upon request and can be found on the Company’s website at www.lubysinc.com. All members of the Compensation Committee are independent directors as described under "Director Independence” on page 83. The Compensation Committee met two times during the last fiscal year.
For information concerning policies and procedures relating to the consideration and determination of executive compensation, including the role of the Compensation Committee, see “Executive Compensation” beginning on page 72.
The members of the Compensation Committee are: John Morlock (Chair), Gerald W. Bodzy, Gasper Mir III, Joe McKinney, and Twila Day.
Special Committee
In September 2019, the Company’s Board of Directors formed a Special Committee comprised of independent directors with the purpose of establishing a strategic review process to identify, examine, and consider a range of strategic alternatives available to the Company with the objective of maximizing shareholder value. The Special Committee has authority to sell the Company’s real estate, subject to certain limitations, and has been overseeing the sale of the Company’s assets in connection with its Plan of Liquidation and Dissolution, including entry into purchase and sale agreements for the sale of the Fuddruckers franchise operations and the Luby’s Cafeteria Restaurant business in 2021. The Board Special Committee consists of the following members: Gerald Bodzy, Twila Day, Joe McKinney, Gasper Mir III, and John Morlock, The Board Special Committee is co-chaired by Messrs. Bodzy and McKinney.
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

Code of Ethics for the Chief Executive Officer and Senior Financial Officers:
The Board has adopted Supplemental Standards of Conduct and Ethics that apply to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and all senior financial officers (“Senior Officers’ Code”). The Senior Officers’ Code is designed to deter wrongdoing and to promote, among other things

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that the Company files with, or submits to, the SEC and in other public communications made by the Company;

•	compliance with all securities laws and other laws, rules and regulations applicable to the Company and the operation of its business;

•	the prompt internal reporting to an appropriate person or persons identified in the Senior Officers’ Code of violations of the Senior Officers’ Code; and

•	accountability for adherence to the Senior Officers’ Code.

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
Item 11. Executive Compensation
The Company’s executive compensation program was designed to enable the Company to execute its business objectives by attracting, retaining, and motivating the highest quality of management talent. The Compensation Committee administers the Company’s stock option, ownership, and any other equity-based compensation plans with respect to our Named Executive Officers.
The following discussion reflects the executive compensation programs and policies in place for fiscal 2021, which reflects the needs of the Company as it pursues the Plan of Liquidation and Dissolution.
Base salaries are typically reviewed annually or biannually by the Compensation Committee to evaluate continuing consistency within the industry and the Company’s level of performance during the previous fiscal year. No executive officer salaries were increased related to the Company’s fiscal 2020 or fiscal 2021 performance.
In prior years, the Compensation Committee granted performance-based compensation awards, which included non-equity incentive compensation in the form of a cash payment based on the Company’s overall performance, short-term equity incentive awards in the form of stock options and restricted stock, and long-term equity incentive awards in the form of a long-term incentive opportunity settled in Common Stock at the end of a three-year performance period based on the Company’s relative total shareholder return. The Compensation Committee maintains full discretion with regard to annual incentive compensation and may decide to award or withhold an incentive compensation award for an individual based upon overall Company or individual performance during the year. The Compensation Committee did not grant performance-based compensation awards related to fiscal 2020 or fiscal 2021.
The Company’s executive compensation program does not include any pension benefits. None of our Named Executive Officers participate in any retirement or defined benefit plan maintained by the Company other than the Company’s 401(k) retirement plan. The Company has no compensation agreements or benefits which provide for tax gross-ups. Further, executive officers do not receive perquisites or other personal benefits which exceed $10,000 in the aggregate for any executive officer in any fiscal year.
Employment Agreements with Named Executive Officers
Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC (“WCA”), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of the Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of the Quarterly Report on Form 10-Q for the quarters ended March 10, 2021 and June 2, 2021, respectively, and for the filing of this Annual Report on Form 10-K.
On August 12, 2020, the Board approved a severance agreement, pursuant to which certain executive officers, including Benjamin T. Coutee, Steven Goodweather, Philip Rider and other specified senior level employees will receive separation payments upon the occurrence of certain events. Pursuant to the severance agreements, each recipient will be eligible to receive a separation payment, based on a percentage of such recipient’s current annual base salary, if such recipient is terminated without Cause (as defined in the severance agreement), resign for Good Reason (as defined in the severance agreement), or are not hired by a successor or buyer of the Company’s assets. The separation payment amount for the Company's named executive officers is calculated as follows: Benjamin T. Coutee—100% of Base Salary; Steven Goodweather—100% of Base Salary; and Philip Rider—83.3% of Base Salary.
    The Compensation Committee reviews the Company’s executive compensation program, including advising the Board on and approving the compensation to be paid to the Company’s executive officers. The Company annually provides shareholders with an advisory vote to approve the Company’s executive compensation as required under Section 14A of the Exchange Act. At the Company’s 2021 annual meeting of shareholders, the compensation of our Named Executive Officers was approved with an affirmative vote of approximately 91 percent of the votes cast on the proposal. The Compensation Committee did not make any changes to the Company’s executive compensation program and policies as a result of the 2021 advisory vote on the compensation of our Named Executive Officers.
Bonus Opportunity Agreement
    On August 12, 2020, the Board of Directors approved, upon the recommendation of the Compensation Committee, a bonus opportunity agreement, pursuant to which certain executive officers, including Messrs. Coutee, Goodweather, and Rider, and other specified senior level employees will receive separation payments upon the occurrence of certain events and will be eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the “retention awards”). The retention awards are designed to retain certain key employees in their roles with the Company and to carry out the Plan of Liquidation. The restricted stock award bonus portion of the retention awards, granted pursuant to the Luby’s Incentive Stock Plan, was issued upon entering into the bonus opportunity agreement and is subject to vesting and a one-third of the total being earned upon the occurrence of the contemplated sales of each of: (1) the Company's Fuddruckers brand, (2) the Company's Culinary Services brand; and (3) at least 30 of the Company's Luby’s cafeterias.
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

COMPENSATION TABLES AND INFORMATION
Fiscal 2021 Summary Compensation Table
The table below contains information concerning annual and long-term compensation of our Named Executive Officers (each a "Named Executive Officer") for the fiscal year ended August 25, 2021.
Awards granted in the fiscal year ended August 26, 2020 are pursuant to the bonus opportunity agreement designed to retain certain key employees in their roles with the Company and to carry out the Plan of Liquidation.

Name and Principal Position	Year	Salary	Bonus	Stock awards (1)	Option awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compen- sation Earnings	All Other Compensation (3)	Total
John Garilli Interim President and Chief Executive Officer (4)	2021	$—	$—	$—	$—	$—	$—	$—	$—

Benjamin T. Coutee Chief Operating Officer (5)	2021	302,288	27,000	—	—	—	—	—	329,288
	2020	263,952	—	32,850	—	—	—	—	296,802

Steven B. Goodweather Former Chief Financial Officer and Treasurer (6)	2021	215,000	34,225	—	—	—	—	—	249,225
	2020	178,798	—	26,280	—	—	—	—	205,078

Philip J. Rider Chief Accounting Officer and Controller (7)	2021	205,000	39,050	—	—	—	—	—	244,050
	2020	160,048	—	36,333	—	—	—	—	196,381

Christopher J. Pappas Former President and Chief Executive Officer (8)	2021	—	—	—	—	—	—	—	—
	2020	1	—	—	—	—	—	—	1

K. Scott Gray Former Senior Vice President and Chief Financial Officer (5)	2021	32,379	—	—	—	—	—	—	32,379
	2020	283,314	—	—	—	—	—	—	283,314
(1)There were no "Stock Awards" granted to Named Executive Officers in the fiscal year ended August 25, 2021. The amounts shown in the "Stock Awards" column reflect the full aggregate grant date fair value of stock-based awards granted during fiscal year end August 26, 2020, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, as required by SEC rules, and do not reflect the actual value that may be recognized by each Named Executive Officer. For assumptions made in the valuation of the awards in this column, see Note 17, Share-Based Compensation, to our audited financial statements included in Item 8. of this Annual Report on Form 10-K. For a description of the retention awards, which are subject to vesting requirements, shown in the "Stock Awards" column, relate to the Bonus Opportunity Agreement, see "Bonus Opportunity Agreement" beginning on page 73 for more information.
(2)There were no "Option Awards" granted in the fiscal years ended August 25, 2021 and August 26, 2020.
(3)Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any Named Executive Officer have been excluded.
(4)Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC (“WCA”), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions.
(5)Mr. Coutee's annual base salary was increased to $300,000, effective July 2, 2020.
(6)Mr. Goodweather was appointed Chief Financial Officer and Treasurer of the Company, effective April 4, 2020, and his annual base salary was increased to $215,000. Mr. Goodweather resigned from the Company effective as of September 6, 2021. There was no disagreement between Mr. Goodweather and the Company. On August 31, 2021, we entered into a final separation agreements with Mr. Goodweather, pursuant to which Mr. Goodweather was entitled to receive a lump sum amount equal to 100% of his annual base salary in accordance with his Severance Protection Agreement.
(7)Mr. Rider was appointed Chief Accounting Officer and Controller of the Company, effective April 4, 2020, and his annual base salary was increased to $205,000.

(8)Mr. Pappas' employment with the Company was terminated on January 27, 2021.
(9)Mr. Gray's employment with the Company was terminated on April 3, 2020. On April 24, 2020, Mr. Gray and the Company entered into a Final Separation Agreement and Release pursuant to which Mr. Gray is entitled to receive, in addition to other payments, severance pay in an amount equal to $105,231 payable in equal bi-weekly installments over a period of 26 weeks following April 4, 2020.

The following table provides information regarding outstanding equity awards at fiscal year-end for each of our Named Executive Officers granted under the Luby's Incentive Stock Plan, as amended.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Garilli Interim President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Benjamin T. Coutee Chief Operating Officer	4,664	N/A	N/A	4.42	11/15/2021	N/A	N/A	N/A	N/A
	81,967	N/A	N/A	4.49	1/23/2025	N/A	N/A	N/A	N/A
	26,042	N/A	N/A	4.89	11/11/2025	N/A	N/A	N/A	N/A
	21,174	N/A	N/A	4.26	11/30/2026	N/A	N/A	N/A	N/A
	47,809	N/A	N/A	2.82	11/30/2027	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	30,000 (1)	$124,800 (3)	N/A	N/A
Steven B. Goodweather Former Chief Financial Officer and Treasurer	11,816	N/A	N/A	4.49	1/23/2025	N/A	N/A	N/A	N/A
	7,426	N/A	N/A	4.89	11/11/2025	N/A	N/A	N/A	N/A
	8,187	N/A	N/A	4.26	11/30/2026	N/A	N/A	N/A	N/A
	13,865	N/A	N/A	2.82	11/30/2027	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	24,000 (1)	$99,840 (3)	N/A	N/A
Philip J. Rider Chief Accounting Officer and Controller	N/A	N/A	N/A	N/A	N/A	5,236 (2)	$21,782 (3)	N/A	N/A
	N/A	N/A	N/A	N/A	N/A	24,000 (1)	$99,840 (3)	N/A	N/A
Christopher J. Pappas Former President and Chief Executive Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
K. Scott Gray Former Senior Vice President and Chief Financial Officer	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
(1)This award of restricted stock units was made under the bonus opportunity agreement and one-third of the restricted shares is earned upon the closing of a sale of each of the following assets of the Company or its subsidiaries: the Culinary Services business line, the Fuddruckers business line, and 30 or more of the Company's Luby's cafeterias. The restricted stock units vest on the first anniversary of date earned. On July 28, 2021 one-third of the grant was earned upon the closing of the sale of the Fuddruckers business line.
(2)The award of restricted stock vests on the third anniversary date of the grant date, October 3, 2019.
(3)Market value based on closing price of $4.16 per share of Common Stock on August 25, 2021.
Additional Narrative Disclosure
Equity Awards
Grants of stock options may be exercised in the event of the termination of the grantee’s employment with the Company as a result of such grantee’s death or disability within the time period ending on the earlier of: (a) the date 12 months following such termination of the grantee’s employment or (b) the last day of the term of such stock option. Grants of restricted stock units will immediately vest and become unrestricted in the event of the death or disability of the grantee or a change of control of the Company.
Retirement Plans
We maintain a qualified 401(k) savings plan which allows participants to defer cash compensation up to the maximum amount allowed under Internal Revenue Service guidelines. The Company matches 25% of participants’ contributions made to the plan up to 6% of their salary, subject to Internal Revenue Service guidelines.

2021 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2) (3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)(5)	Total ($)
Gerald W. Bodzy	$160,783	$32,217	$—	$—	$—	$—	$193,000
Twila Day	80,006	19,494	—	—	—	—	99,500
Jill Griffin (6)	70,788	3,750	—	—	—	—	74,538
Frank Markantonis (6)	47,076	10,261	—	—	—	—	57,337
Joe C. McKinney	91,135	22,365	—	—	—	—	113,500
Gasper Mir, III	80,006	19,494	—	—	—	—	99,500
John Morlock	105,750	3,750	—	—	—	—	109,500
Randolph C. Read (6)	172,034	19,494	—	—	—	—	191,528
Christopher J Pappas (7)	—	—	—	—	—	—	—

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
(2)Represents the grant date fair value of the October 1, 2020 equity award granted to each director.
(3)As of August 25 2021, each non-employee director held the following outstanding shares of restricted stock: Mr. Bodzy, 172,942 shares; Ms. Day, 100,170 shares; Mr. McKinney, 147,178 shares; Mr. Mir, 139,088 shares, and Mr. Morlock 12,818 shares.
(4)As of August 25, 20201 none of our non-employee directors held outstanding stock options.
(5)Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any non-employee director have been excluded.
(6)Fees earned or paid in cash includes the final retainer payment, prorated through August 23, 2021, for retiring members of the Board of Directors: Ms. Griffin ($9,538), Mr. Markantonis ($7,337), and Mr. Read ($27,147).
(7)Mr. Pappas continued to serve as a non-employee director through August 23, 2021, after ceasing to serve as our President and Chief Executive Officer. Mr Pappas did not receive compensation for his service as a non-employee director.
Each nonemployee director other than the Chairman of the Board is paid an annual retainer fee of $50,000 and a single fee of $15,000 for all other committees in which each such nonemployee director is a member. Nonemployee directors do not receive meeting fees. The Chairman of the Board is paid an annual retainer fee of $85,000. Further, the Chair of the Finance and Audit Committee is paid an additional annual retainer fee of $14,000, and the Chair of each other committee of the Board is paid an additional annual retainer fee of $10,000. The Chairman of the Board does not receive any additional annual retainer fee for service as the Chair of any other committee of the Board, except for his service as co-chair of the Special Committee. Effective October 1, 2020, the monthly retainer for each nonemployee director serving on the Special Committee was increased to $3,000 and the monthly retainer for the co-chairs of the Special Committee was increased to $10,000.
Pursuant to the Company’s Second Amended and Restated Nonemployee Director Stock Plan (the “Plan”), each nonemployee director was required to receive a portion of the annual retainer fee in restricted stock in an amount as determined by the Board (the “Mandatory Retainer Award”). The Board set the Mandatory Retainer Award at the dollar value equivalent of $15,000. In addition, each nonemployee director, prior to the end of any calendar year, could elect to receive an additional portion (up to 100%) of their annual retainer fee in the dollar value equivalent of restricted stock (the “Elective Retainer Award”). On the first day of each January, April, July, and October during the term of the Plan, the director received the Mandatory Retainer Award and any Elective Retainer Award so elected in restricted stock, the amount of shares being equal to the dollar value equivalent of the elected portion of the director’s annual retainer fees. Directors receiving an Elective Retainer

Award also received an additional number of whole shares of restricted stock equal to 20% of the number of whole shares of restricted stock issued in payment of the Elective Retainer Award for the quarterly period beginning on that date.
On October 1, 2020, shares of Common Stock available for issuance under the Plan were exhausted and the remaining portion of each director’s Mandatory Retainer Award and other fees were paid in cash. Accordingly, the Mandatory Retainer Award and the Elective Retainer Award under the plan have been suspended and each director’s retainer and other fees will be paid in cash until such time, if ever, as there are shares of Common Stock available under the Plan.
Further, under the Plan, nonemployee directors may be periodically granted shares of restricted stock or nonqualified options to purchase shares of Common Stock at an option price equal to 100% of the fair market value on the date of grant. Each option terminates on the earlier of the tenth anniversary of the grant date or one year after the optionee ceases to be a director. An option may not be exercised prior to the first anniversary of the grant date, subject to certain exceptions specified in the Plan. No nonemployee director may receive options to purchase more than 7,500 shares in any 12-month period. No options were granted under the Plan in the 2021 fiscal year.
The Company’s Corporate Governance Guidelines establish guidelines for share ownership. Currently, all directors are expected to accumulate shares of Common Stock with a market value of at least $100,000 prior to the five-year anniversary of their appointment to the Board. As of November 19, 2021, each of our non-employee directors satisfied our non-employee director share ownership guideline or is within the five-year transition period.
The Company’s Nonemployee Director Deferred Compensation Plan permits nonemployee directors to defer all or a portion of their directors’ fees in accordance with applicable regulations under the Internal Revenue Code of 1986, as amended (the “Code”). Deferred amounts bear interest at the average interest rate of U.S. Treasury ten-year obligations. The Company’s obligation to pay deferred amounts is unfunded and is payable from the general assets of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

OWNERSHIP OF EQUITY SECURITIES IN THE COMPANY
The following table sets forth information concerning the beneficial ownership of Common Stock, as of August 25, 2021 for (a) each director currently serving on the Board, (b) each of the officers and former officers named in the Summary Compensation Table and (c) all directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer and those shares that the director or executive officer has the right to acquire within 60 days after August 25, 2021.

Name (1)	Shares Beneficially Owned	Percent of Common Stock
Gerald W. Bodzy(2)	240,854	*
Benjamin T. Coutee(3)	288,733	*
Twila Day(4)	107,670	*
Steven B. Goodweather (5)	88,388	*
Joe C. McKinney(6)	319,845	1.03%
Gasper Mir, III (7)	278,782	*
John Morlock(8)	20,318	*
Christopher J. Pappas(9)	5,667,153	18.30%
Philip J. Rider (10)	24,000	*
All directors and executive officers of the Company, as a group (9 persons)(11)	7,038,196	22.72%
*   Represents beneficial ownership of less than one percent of the shares of Common Stock issued and outstanding on August 25, 2021.
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
(2)The shares shown for Mr. Bodzy include 78,119 shares held for his benefit in a custodial account and 162,735 shares of restricted stock.
(3)The shares shown for Mr. Coutee include 77,077 shares held for his benefit in a custodial account, 30,000 shares of restricted stock and 181,656 shares that he has a right to acquire within 60 days under Luby's Incentive Stock Plan.
(4)The shares shown for Ms. Day include 7,500 shares held for her benefit in a custodial account, and 100,170 shares of restricted stock.
(5)The shares shown for Mr. Goodweather include 23,094 shares held for his benefit in a custodial account, 24,000 shares of restricted stock and 41,294 shares that he has a right to acquire within 60 days under Luby's Incentive Stock Plan.
(6)The shares shown for Mr. McKinney include 176,661 shares held in certificate form and 143,184 shares of restricted stock.
(7)The shares shown for Mr. Mir include 143,688 shares held for his benefit in a custodial account, 2,453 shares of phantom stock held under the Nonemployee Director Phantom Stock Plan, and 135,094 shares of restricted stock.
(8)The shares shown for Mr. Morlock include 7,500 shares held for his benefit in a custodial account and 12,818 shares of restricted stock.
(9)The shares shown for Christopher J. Pappas include 4,595,773 shares held for his benefit in a custodial account and 1,071,380 shares owned by Pappas Restaurants, Inc. Each of Christopher J. Pappas and Harris J. Pappas owns a 50% interest in Pappas Restaurants, Inc. and therefore Christopher J. Pappas owns a corresponding beneficial interest in the 1,071,380 shares owned by Pappas Restaurants, Inc.

(10)The 24,000 shares shown for Mr. Rider are shares of restricted stock.
(11)The shares shown for all directors and executive officers as a group include 4,932,751 shares held in custodial accounts, 176,661 shares held in certificate form, 222,950 shares which they have the right to acquire within 60 days under the Company’s various benefit plans, 632,001 shares of restricted stock, 2,453 shares of phantom stock held by nonemployee directors under the Nonemployee Director Phantom Stock Plan, and 1,071,380 shares owned by Pappas Restaurants, Inc., of which Christopher J. Pappas owns a 50% interest, as described above.

PRINCIPAL SHAREHOLDERS

The following table sets forth information as to the beneficial ownership of Common Stock by each person or group known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock as of August 25, 2021 and, unless otherwise indicated, is based on disclosures made by the beneficial owners in Securities Exchange Commission ("SEC") filings under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”):

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Common Stock
Christopher J. Pappas(2)	5,667,153	18.30%
13939 Northwest Freeway Houston, Texas 77040

Harris J. Pappas(3)	5,491,020	17.73%
13939 Northwest Freeway Houston, Texas 77040

Hodges Capital Management, Inc.(5)	4,342,314	14.02%
2905 Maple Ave. Dallas, Texas 75201

Bandera Partners LLC(4)	2,859,926	9.23%
50 Broad Street, Suite 1820 New York, New York 10004

BML Investment Partners, L.P. (6)	1,582,235	5.11%
65 E. Cedar, Suite 2 Zionville, IN 46077

(1)Except as indicated in these notes and subject to applicable community property laws, each person named in the table owns directly the number of shares indicated and has the sole power to vote and to dispose of such shares.
(2)The shares shown for Christopher J. Pappas consist of 5,667,153 shares of Common Stock held for his benefit in a custodial account, which includes 1,071,380 shares owned by Pappas Restaurants Inc., such shares being deemed beneficially owned by him due to his 50% ownership interest in Pappas Restaurants Inc.
(3)The shares shown for Harris J. Pappas consist of 5,491,020 shares of Common Stock held for his benefit in a custodial account, which includes 1,071,380 shares owned by Pappas Restaurants Inc., such shares being deemed beneficially owned by him due to his 50% ownership in Pappas Restaurants Inc.
(4)Information based solely on Form 13F-HR filed on May 27, 2021 with the SEC by Bandera Partners L.L.C. Bandera Partners L.L.C. has sole voting authority with respect to zero shares.
(5)Information based solely on Form 13F-HR filed with the SEC on October 6, 2021 by Hodges Capital Management, Inc. Hodges Capital Management, Inc. has sole voting authority with respect to 2,192,682 shares.
(6)Information based solely on Form 13F-HR filed with the SEC on July 22, 2021 by BML Investment Partners. BML Investment Partners has sole voting authority with respect to 231,683 shares.

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

The Company obtains certain goods and/or services from entities owned or controlled by Christopher J. Pappas, former Chief Executive Officer and former director of the Company, and Harris J. Pappas, a former director of the Company (the “Pappas Entities”), pursuant to the terms of an Amended and Restated Master Sales Agreement, dated August 2, 2017 (the “Master Sales Agreement”). Under the terms of the Master Sales Agreement, the Pappas Entities may provide specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. During fiscal 2021, the Pappas Entities provided goods and services to the Company under the Master Sales Agreement in the amount of approximately $18,000. The Company anticipates that there will be minimal transactions with or payments to the Pappas Entities under the Master Sales Agreement during fiscal 2022.
In the third quarter of fiscal 2004, Messrs. Pappas became partners in a limited partnership which purchased a retail strip center in Houston, Texas. Messrs. Pappas collectively own a 50% limited partner interest and a 50% general partner interest in the limited partnership. A third-party company manages the center. One of the Company’s Luby’s cafeteria restaurants has rented approximately 7% of the space in that center since July 1969. No changes were made to the Company’s lease terms as a result of the transfer of ownership of the center to the new partnership. On November 22, 2006, due to the approaching expiration of the previous lease, the Company executed a new lease agreement with respect to this property. The new lease agreement was approved by the Finance and Audit Committee and provided for a primary term of approximately 12 years with two subsequent five-year options. The new lease was effective upon the Company’s relocation and occupancy into the new space in July 2008. Through July 1, 2020, the Company paid $22.00 per square foot plus maintenance, taxes, and insurance. The lease provided for increases in rent at set intervals Due to the COVID-19 pandemic, the landlord agreed to abate the rent for April 2020. The Company entered into an amendment to the lease, effective July 1, 2020, whereby (1) the lease was terminated early on December 31, 2020, (2) the rent for May and June of 2020 was abated and (3) commencing July 1, 2020 through the early termination date, the monthly rent was a fixed gross amount.
In the third quarter of fiscal 2014, on March 12, 2014, the Company executed a new lease agreement for one of the Company’s Houston Fuddruckers locations with Pappas Restaurants, Inc. The lease provides for a primary term of six years with two subsequent five-year options. Pursuant to the new ground lease agreement, the Company pays rent of $28.53 per square foot plus maintenance, taxes, and insurance from March 12, 2014 until May 31, 2020. The lease agreement provided for increases in rent at set intervals. The lease agreement was approved by the Finance and Audit Committee of our Board of Directors. In December 2019 we exercised the first five-year renewal option, effective June 1, 2020. The renewal was approved by the Finance and Audit Committee of our Board of Directors. Due to the COVID-19 pandemic, Pappas Restaurants, Inc. agreed to abate the rent for April and May of 2020. The lease was terminated on February 26, 2021, in conjunction with the sale of the Fuddruckers operations at this location to operate as a franchised location, as further described below.
On February 23, 2021, a subsidiary of the Company entered into a lease termination agreement and release (the “Lease Termination”) with HPCP Investments, LLC (“HPCP Investments”). Pursuant to the Lease Termination, the lease relating to one of the Company’s Fuddruckers restaurants in Houston, Texas (the “Franchise Location”) will terminate effective as of February 25, 2021, in exchange for the payment by HPCP Investments to the subsidiary of the Company of $200,000. In addition, the Lease Termination releases the subsidiary of the Company from its remaining obligations under the lease agreement, which included payment obligations of approximately $723,374.20 as of February 23, 2021. In connection with the Lease Termination, the subsidiary of the Company agreed to grant to an affiliate of HPCP Investments a Fuddruckers franchise for the Franchise Location. HPCP Investments is an affiliate of Harris J. Pappas and Christopher J. Pappas.
Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of our Quarterly Report on Form 10-Q for the quarters ended March 10, 2021 and June 2, 2021, and for the filing of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021, respectively.
To allow the Company to continue to receive the benefit of Mr. Read's expertise and experience now that he is no longer a member of our Board of Directors, the Company entered into an agreement with an advisory firm, of which Mr. Read is an equity owner, for the provision of financial advisory services in connection with the completion of the Company's Plan of Liquidation and Dissolution. The agreement calls for monthly payments, pro-rated for any partial months, of $22,500 per month for the period August 24, 2021 through October 31, 2021 and then $20,000 per month thereafter until the later of March 31, 2022 or the date on which the Company transfers its remaining assets and liabilities to a liquidating entity. The agreement also provides for the payment of a bonus of up to $1.0 million, which payment is at the discretion of the Company's Board of Directors.

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
Joe C. McKinney
Gasper Mir, III
John Morlock

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
Item 14. Principal Accountant Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The table below shows aggregate fees for professional services rendered for the Company by Grant Thornton LLP for fiscal 2021 and 2020:

	2021	2020
	(in thousands)
Audit Fees	$408	$505
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$408	$505

Audit Fees for fiscal 2021 and 2020 consisted of fees associated with the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and reviews of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q.
Audit-Related Fees. The Company did not incur any Audit-Related Fees for fiscal 2021 or 2020.
Tax Fees. The Company did not incur any Tax Fees from Grant Thornton LLP for fiscal 2021 or 2020.
All Other Fees. The Company did not incur any other fees for fiscal 2021 or 2020.

 Preapproval Policies and Procedures
All auditing services provided by Grant Thornton LLP must be preapproved by the Finance and Audit Committee. Generally, this approval occurs each year at the August meeting of the Finance and Audit Committee for the subsequent fiscal year and as necessary during the rest of the fiscal year for unforeseen requests. The non-audit services specified in Section 10A(g) of the Exchange Act may not be, and are not, provided by Grant Thornton LLP. Grant Thornton LLP provides a report to the Chair of the Finance and Audit Committee prior to each regularly scheduled Finance and Audit Committee meeting detailing all fees, by project, incurred by Grant Thornton LLP year-to-date and an estimate for the fiscal year. The Chair of the Finance and Audit Committee reviews such fees at each Finance and Audit Committee meeting. The Finance and Audit Committee periodically reviews these fees with the full Board. During fiscal 2021 and 2020, no preapproval requirements were waived for services included in the Audit-Related Fees, Tax Fees, and All Other Fees captions of the fee table above pursuant to the limited waiver provisions in applicable rules of the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated statement of net assets in liquidation as of August 25, 2021

Consolidated statement of changes in net assets in liquidation for the period from November 19, 2020 to August 25, 2021

Consolidated balance sheet at August 26, 2020

Consolidated statements of operations for the twelve week period ended November 18, 2020 and the fiscal year ended August 26, 2020

Consolidated statements of shareholders’ equity for the twelve week period ended November 18, 2020 and the fiscal year ended August 26, 2020

Consolidated statements of cash flows for the twelve week period ended November 18, 2020 and the fiscal year ended August 26, 2020

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

4(c)
Third Amendment to Rights Agreement, dated as of February 14, 2021, by and between Luby’s, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 16, 2021, File No. 1-08308).

4(d)	Description of registered securities (incorporated by reference to Exhibit 4.1(b) to the Company’s Annual Report on Form 10-K filed on November 26, 2019 (File No. 001-08308)).

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
Purchase and Sale Agreement, dated September 2, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2021, File No. 1-08308).

10(p)
Lease Termination Agreement and Release, dated as of February 23, 2021, between Luby’s Fuddruckers Restaurants, LLC and HPCP Investments, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 24, 2021, File No. 1-08308).

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

November 19, 2021		LUBY’S, INC.
Date		(Registrant)

	By:	/s/ JOHN GARILLI
John Garilli
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY	November 19, 2021
Gerald W. Bodzy, Director and Chairman of the Board

/S/ JOHN GARILLI	November 19, 2021
John Garilli, Interim President and Chief Executive Officer (Principal Executive Officer)

/S/ ERIC MONTAGUE	November 19, 2021
Eric Montague, Interim Chief Financial Officer (Principal Financial Officer)

/S/ PHILIP J. RIDER	November 19, 2021
Philip J. Rider, Chief Accounting Officer and Controller (Principal Accounting Officer)

/S/ TWILA DAY	November 19, 2021
Twila Day, Director

/S/ JOE C. MCKINNEY	November 19, 2021
Joe C. McKinney, Director

/S/ GASPER MIR, III	November 19, 2021
Gasper Mir, III, Director

/S/ JOHN B. MORLOCK	November 19, 2021
John B. Morlock, Director