Form 10-Q
period 2021-12-15
LUBYS INC
filed 2022-01-31
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 15, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 26, 2022, there were 31,019,233 shares of the registrant’s common stock outstanding.

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

Luby’s, Inc.
Form 10-Q
Quarter ended December 15, 2021

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)
(In thousands)

	December 15, 2021	August 25, 2021
ASSETS
Cash and cash equivalents	$21,571	$14,392
Accounts and notes receivable	24,866	10,184
Restricted cash and cash equivalents	3,828	5,492
Properties and business units for sale	57,563	176,960
Other assets	3,000	—
Total Assets	$110,828	$207,028

LIABILITIES
Accounts payable	$2,080	$2,968
Accrued expenses and other liabilities	9,503	12,383
Credit facility debt	—	17,024
Operating lease liabilities	5,312	7,181
Liability for estimated costs in excess of estimated receipts during liquidation	3,237	11,289
Other liabilities	1,172	1,390
Total Liabilities	$21,304	$52,235

Commitments and Contingencies

Net assets in liquidation (Note 3)	$89,524	$154,793

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Changes in Net Assets in Liquidation
(Liquidation Basis)
(unaudited)
(In thousands)

	Quarter Ended December 15, 2021	Period from November 19, 2020 through December 16, 2020
	(16 Weeks)	(4 weeks)

Net assets in liquidation, beginning of period	$154,793	$117,341
Changes in net assets in liquidation
Changes in liquidation value of properties and business units for sale	(175)	—
Changes in estimated cash flows during liquidation	(3,054)	(36)
Net changes in liquidation value	(3,229)	(36)
Proceeds received from exercise of stock options	110	—
Liquidating distributions	(62,150)	—
Changes in net assets in liquidation	(65,269)	(36)
Net assets in liquidation, end of period	$89,524	$117,305

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Operations (unaudited)
(Going Concern Basis)
(in thousands, except per share data)

Period Ended November 18, 2020
(12 weeks)
SALES:
Restaurant sales	$36,485
Culinary contract services	4,918
Franchise revenue	530
Vending revenue	14
TOTAL SALES	41,947
COSTS AND EXPENSES:
Cost of food	9,348
Payroll and related costs	12,964
Other operating expenses	7,154
Occupancy costs	2,634
Cost of culinary contract services	4,467
Cost of franchise operations	294
Depreciation and amortization	2,142
Selling, general and administrative expenses	4,267
Other charges	416
Net gain for asset impairments and restaurant closings	(85)
Net loss on disposition of property and equipment	117
Total costs and expenses	43,718
LOSS FROM OPERATIONS	(1,771)
Interest income	8
Interest expense	(1,212)
Other income, net	30
Loss before income taxes and discontinued operations	(2,945)
Provision for income taxes	58
Loss from continuing operations	(3,003)
Loss from discontinued operations, net of income taxes	(16)
NET LOSS	(3,019)
Loss per share from continuing operations:
Basic and diluted	$(0.10)
Loss per share from discontinued operations:
Basic and diluted	$0.00
Loss per share:
Basic and diluted	$(0.10)
Weighted average shares outstanding:
Basic and diluted	30,662

 The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statement of Cash Flows (unaudited)
(Going Concern Basis)
(In thousands)

Period Ended November 18, 2020
(12 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net gain for asset impairments and restaurant closings	(85)
Net loss on disposition of property and equipment	117
Depreciation and amortization	2,142
Amortization of debt issuance cost	223
Share-based compensation expense	183
Cash used in operating activities before changes in operating assets and liabilities	(439)
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	679
Increase in food and supply inventories	(950)
Decrease in prepaid expenses and other assets	909
Decrease in operating lease assets	1,928
Decrease in operating lease liabilities	(3,154)
Increase in accounts payable, accrued expenses and other liabilities	1,046
Net cash provided by operating activities	19
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	114
Purchases of property and equipment	(433)
Net cash used in investing activities	(319)
Net decrease in cash and cash equivalents and restricted cash	(300)
Cash and cash equivalents and restricted cash at beginning of period	21,825
Cash and cash equivalents and restricted cash at end of period	$21,525
Cash paid for:
Income taxes	$4
Interest	$1,059

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements (unaudited)

Note 1. Basis of Presentation and Nature of Operations
The accompanying unaudited consolidated financial statements of Luby’s, Inc. (the “Company”, "we", "our", "us", or “Luby’s”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements that are prepared for our Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Changes in net assets for the interim periods are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2022. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2021.
Nature of Operations
During the quarter ended December 15, 2021, under our Plan of Liquidation and Dissolution (the "Plan of Liquidation" or the "Plan"), discussed below, we sold the Luby's Cafeteria brand and the operations at 35 Luby's locations for aggregate consideration of approximately $28.4 million, which included the assumption of certain liabilities by the buyer and the issuance of promissory notes, preferred stock and common stock warrants to us. We also closed on the sale of 32 real estate locations for total gross proceeds of approximately $103.9 million. A portion of the proceeds from the sales were utilized to fully repay our credit facility debt (see Note 11. Debt). Additionally, on November 1, 2021, we paid an initial liquidation distribution of approximately $62.2 million or $2.00 per share to shareholders of record as of October 25, 2021.
As of December 15, 2021, we had 14 operating Luby's cafeterias and six operating Fuddruckers restaurants, which have remained open pending the sale of the restaurant property or settlement of the lease obligation on the property. Included in the counts for both Luby's cafeterias and Fuddruckers restaurants are two Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. We have contracted with third party operators to oversee the day-to-day operations at each of these locations. In addition, as of December 15, 2021, our Culinary Service ("CCS") brand operated 23 contracts to manage food services for clients operating in primarily three lines of business: healthcare, senior living facilities and schools.
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Plan of Liquidation
On November 17, 2020 our shareholders approved the Plan of Liquidation. The Plan provides for an orderly sale of our businesses, operations, and real estate, payment of our liabilities and other obligations, and an orderly wind down of any remaining operations and dissolution of the Company. We intend to convert all our remaining non-liquid assets into cash, satisfy or resolve our remaining liabilities and obligations, including contingent liabilities, claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution with the state of Delaware.
We currently anticipate that our common stock will be delisted from the New York Stock Exchange ("NYSE") upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or three years from the adoption date of the Plan. It is anticipated that any assets and liabilities remaining at such time will be transferred to a liquidating entity. The delisting of our common stock may occur sooner in accordance with the applicable rules of the NYSE.
Following the Adoption of the Plan of Liquidation
As a result of the approval of the Plan by our shareholders, we changed our basis of accounting from the going concern basis to the liquidation basis effective November 19, 2020. Although shareholder approval of the Plan occurred on November 17, 2020, we changed to the liquidation basis of accounting effective November 19, 2020 as a convenience date. Activity between November 17, 2020 and November 19, 2020 was not materially different under the liquidation basis of accounting.
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
We currently anticipate that our liquidation and dissolution will be completed by June 30, 2022 or shortly thereafter. Any assets and liabilities remaining at such time will be transferred to a liquidating entity and it is likely that the full realization of proceeds from the liquidation process will extend beyond that date.
Net assets in liquidation represents the estimated liquidation value to holders of common shares upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
COVID-19
The novel coronavirus disease (“COVID-19”) pandemic has had a significant impact on our level of operations, guest behavior, guest traffic, and the number of locations where we, our former restaurants and our former Fuddruckers franchisees operate. As a result, at the onset of the COVID-19 pandemic in the spring of 2020, we modified our business operations within our restaurants and significantly reduced staffing at our corporate support office.
Vaccines for COVID-19 were first made available in the United States ("U.S.") in December 2020 with increasing rates of vaccination in the U.S. population with each passing month, including in the core markets where we operate in Texas. These vaccination rates, in addition to a return to full capacity on-premise dining at most of our restaurants, U.S. Treasury stimulus payments to U.S. citizens and decreased guest concerns with gathering in public establishments have all reduced the risk to operating our restaurants. However, despite these positive developments, risks and uncertainties remain as cases of COVID-19 infection continue within the communities where we operate. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.

Accounting Periods
The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. The first fiscal quarter consists of four four-week periods, or 16 weeks, and the remaining three quarters typically include three four-week periods, or 12 weeks, in length. The fourth fiscal quarter includes 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year. The current fiscal year is a 53 week fiscal year.
New Accounting Pronouncements
There are no issued accounting pronouncements that are applicable or relevant to us under the liquidation basis of accounting.
Subsequent Events
We evaluated events subsequent to December 15, 2021 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
Subsequent to December 15, 2021, we closed on the sale of one property for total gross proceeds of $1.8 million.
Subsequent to December 15, 2021, we closed operations at three Luby's cafeterias and two Fuddruckers restaurants. As of January 31, 2022, third party operators manage our remaining 11 Luby's cafeterias and four Fuddruckers restaurants, including 2 Combo units.
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
The liability for estimated costs in excess of estimated receipts during liquidation at December 15, 2021 and August 25, 2021 was comprised of (in thousands):

	December 15, 2021	August 25, 2021
Total estimated receipts during remaining liquidation period	$17,436	$25,045
Total estimated costs of operations	(11,609)	(20,763)
Selling, general and administrative expenses	(6,072)	(9,585)
Interest expense	—	(151)
Interest component of operating lease payments	(1,572)	(2,307)
Capital expenditures	(35)	(120)
Sales costs	(1,385)	(3,408)
Total estimated costs during remaining liquidation period	(20,673)	(36,334)
Liability for estimated costs in excess of estimated receipts during liquidation	$(3,237)	$(11,289)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between August 25, 2021 and December 15, 2021 and between November 19, 2020 and December 16, 2020 is as follows (in thousands):

	August 25, 2021	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	December 15, 2021
Assets:
Estimated net inflows from operations (1)	$1,855	$1,057	$1,308	$4,220
Liabilities:
Sales costs	(3,408)	2,113	(90)	(1,385)
Corporate expenditures (2)	(9,736)	7,936	(4,272)	(6,072)
	(13,144)	10,049	(4,362)	(7,457)

Liability for estimated costs in excess of estimated receipts during liquidation	$(11,289)	$11,106	$(3,054)	$(3,237)

	November 19, 2020	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	December 16, 2020
Assets:
Estimated net inflows from operations (1)	$7,859	$(2,470)	$—	$5,389
Liabilities:
Sales costs	(4,079)	—	—	(4,079)
Corporate expenditures (2)	(21,050)	2,929	36	(18,085)
	(25,129)	2,929	36	(22,164)

Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)	$459	$36	$(16,775)
(1) Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) interest component of operating lease payments and (iii) capital expenditures.
(2) Corporate expenditures consists of (i) selling, general and administrative expenses, (ii) interest expense, (iii) payroll expenses, (iv) insurance expenses, and (v) corporate income taxes.
(3) Net change in working capital represents changes in cash, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses and other liabilities as a result of the Company's operating activities for the respective periods.
(4) Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.
Note 3. Net Assets in Liquidation
Current Fiscal Year Activity
Net assets in liquidation decreased by $65.3 million during the period from August 25, 2021 through December 15, 2021. The decrease was primarily due to a $62.2 million distribution to our shareholders, a $3.1 million net decrease due to a remeasurement of assets and liabilities and a $0.2 million net decrease from the expected sale of assets at estimated prices that were different than our previous estimated liquidation values.
The $3.1 million decrease generated by the remeasurement of assets and liabilities was due to a $4.3 million decrease in projected future operating results, which were primarily as a result of changes in estimated holding periods for our operating properties, partially offset by actual operating results exceeding projected operating results by $1.2 million.
We have one class of common stock. Based on the liquidation basis of accounting, the net assets in liquidation at December 15, 2021 would result in future aggregate liquidating distributions of approximately $2.89 per common share based on the number of common shares outstanding at that date. After giving effect to the $2.00 per share liquidating distribution paid on November 1, 2021, this represents a $0.11 per share decrease in the estimate of future liquidating distributions from our last reported estimate. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
Lease Obligations
Under both the going concern basis of accounting and the liquidation basis of accounting, lease obligations are recorded at the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date of the lease and the obligation is reduced as we make lease payments.
We continue to negotiate with our landlords to settle and terminate our existing leases; however, we can offer no assurances that we will settle any lease obligations for less than the total undiscounted base rent payments, or for less than their discounted value recorded within net assets in liquidation.
Notes Receivable
In connection with the sale of the Fuddruckers brand franchise business in the fourth quarter of fiscal 2021 and the sale of the Luby's Cafeterias brand name and business in the first quarter of fiscal 2022, we received secured promissory notes (the "Notes") from the respective buyers of the brands. The Notes are carried at the aggregate amount we expect to receive upon liquidation of the Notes and are included in accounts and notes receivable in our consolidated statements of net assets in liquidation.
Note 4. Restricted Cash and Cash Equivalents
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

November 18, 2020
Cash and cash equivalents	$14,874
Restricted cash and cash equivalents	6,651
Total cash and cash equivalents shown in our consolidated statements of cash flows	$21,525
Restricted cash and cash equivalents as of December 15, 2021 and August 25, 2021 was $3.8 million and $5.5 million, respectively. Amounts included in restricted cash at December 15, 2021 represent those required to be set aside for (1) collateral for a letter of credit required to guarantee payment to our largest food vendor, (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program. Restricted cash at August 25, 2021 included the estimated amount of interest payable in the next 12 months under the Credit Agreement (see Note 11. Debt) that was released during the first quarter of fiscal 2022 when all amounts due under the Credit Agreement were paid and the Credit Agreement was terminated.
Note 5. Revenue Recognition
Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from food and beverage sales at each of our restaurants and royalties and fees under our culinary contract services ("CCS") contracts. We estimate these expected cash receipts from operating these businesses through the point when we expect the operations of these businesses or individual income producing properties are sold to a new owner or when we otherwise estimate operations cease. This estimated ending period for operating these businesses generally varies from second quarter of 2022 to the third quarter of 2022. These estimated revenues are included in the calculation of estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets in liquidation. Estimated proceeds from the sale of our operating businesses and real estate assets are recorded separately from the estimated operating revenues and are included in properties and business units for sale on our consolidated statement of net assets in liquidation.

Restaurant Sales
Under the going concern basis of accounting, restaurant sales consisted of sales of food and beverage products to restaurant guests at our Luby’s cafeterias and our Fuddruckers restaurants. Revenue from restaurant sales was recognized at the point of sale and was presented net of discounts, coupons, employee meals and complimentary meals. Sales taxes that we collected and remitted to the appropriate taxing authority related to these sales were excluded from revenue. Under the liquidation basis of accounting, we have estimated the sales to be collected at each restaurant through the point when we estimate that operations at each restaurant no longer occur under our ownership. This estimated point when we no longer own operating restaurants varies based on whether the restaurant location is a Luby's cafeteria or a Fuddruckers restaurant, whether the restaurant location is situated on property we own or lease, and other factors. During this holding period when we own restaurants, sales are estimated based on recent sales history and consideration of historical seasonal patterns.
We sold gift cards to our customers in our venues and through certain third-party distributors. These gift cards do not expire and do not incur a service fee on unused balances. Under the going concern basis of accounting sales of gift cards to our restaurant customers were initially recorded as a contract liability, included in accrued expenses and other liabilities, at their expected redemption value. When gift cards were redeemed, we recognized revenue and reduced the contract liability. Discounts on gift cards sold by third parties were recorded as a reduction to accrued expenses and other liabilities and were recognized as a reduction to revenue over a period that approximated redemption patterns. The portion of gift cards sold to customers that are never redeemed is commonly referred to as gift card breakage. We recognized gift card breakage revenue in proportion to the pattern of gift card redemptions exercised by our customers, using an estimated breakage rate based on our historical experience. Under the liquidation basis of accounting, the unredeemed gift card balance, net of estimated breakage, was included in accrued expenses and other liabilities on our consolidated statement of net assets in liquidation. The buyer of the Fuddruckers brand assumed the liability for unredeemed Fuddruckers gift cards in the fourth quarter of fiscal 2021. The buyer of the Luby's brand assumed the liability for unredeemed Luby's gift cards in the first quarter of fiscal 2022.
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
Franchise revenues
Franchise revenues consisted primarily of royalties, marketing and advertising fund (“MAF”) contributions, initial and renewal franchise fees, and upfront fees from area development agreements related to our Fuddruckers restaurant brand. Our performance obligations under franchise agreements consisted of: (1) a franchise license, including a license to use our brand and MAF management, (2) pre-opening services, such as training and inspections and (3) ongoing services, such as development of training materials and menu items as well as restaurant monitoring and inspections. These performance obligations are highly interrelated, so we did not consider them to be individually distinct. We accounted for them as a single performance obligation, which was satisfied over time by providing a right to use our intellectual property over the term of each franchise agreement.
Royalties, including franchisee MAF contributions, were calculated as a percentage of franchise restaurant sales. MAF contributions paid by franchisees were used for the creation and development of brand advertising, marketing and public relations, merchandising research and related programs, activities and materials. The initial franchisee fee was payable upon execution of the franchise agreement and any renewal fee was due and payable at the expiration of the initial term of the franchise agreement. Our franchise agreement royalties, including advertising fund contributions, represented sales-based royalties that were related entirely to our performance obligation under the franchise agreement and were recognized as franchise sales occur.
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
Under the liquidation basis of accounting, we estimated the cash collections from Fuddruckers franchisees over an anticipated holding period. Recent trends in collection of Fuddruckers franchise royalties were used as a basis for this forecast. We sold the Fuddruckers franchise operations in the fourth quarter of fiscal 2021.
Revenue from vending machine sales was recorded at the point in time when the sale occurred.
Disaggregation of Total Revenues (going concern basis - in millions):

Period Ending November 18, 2020
(12 weeks)
Revenue from performance obligations:
Satisfied at a point in time	$38.5
Satisfied over time	3.4
Total Sales	$41.9
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
We determined if a contract contains a lease at the inception date of the contract. Our material operating leases consist of restaurant locations and administrative facilities ("Property Leases"). U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation began at the date on which the leased asset was available for our use (the “Commencement Date”) and the lease term used in the evaluation includes the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option would result in an economic penalty (the "Reasonably Certain Lease Term"). Our lease agreements generally contain a primary term of five to 30 years with one or more options to renew or extend the lease generally from one to five years each. In addition to leases for our restaurant locations and administrative facilities, we also lease vehicles and administrative equipment under operating leases.
At the inception of a new lease, we recognized an operating lease liability and a corresponding right-of-use asset, which were calculated as the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date.
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
We made judgments regarding the reasonably certain lease term for each property lease, which impacted the classification and accounting for a lease as a finance lease or an operating lease, the rent holiday and/or escalations in payments that were taken into consideration when calculating straight-line rent, and the term over which leasehold improvements for each restaurant were amortized. These judgments may have produced materially different amounts of depreciation, amortization and rent expense than would be reported if different assumed lease terms were used.
The discount rate used to determine the present value of the lease payments was our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, we generally cannot determine the interest rate implicit in the lease.
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
Weighted-average lease terms and discount rates were as follows:

	December 15, 2021	August 25, 2021
Weighted-average remaining lease term	4.88 years	4.72 years

Weighted-average discount rate	9.63%	9.55%
Under the going concern basis of accounting, components of lease expense were as follows (in thousands):

12 Weeks Ended
November 18, 2020
Operating lease expense	$1,120
Variable lease expense	138
Short-term lease expense	92
Sublease expense	18
Total lease expense	$1,368
Under the going concern basis of accounting, operating lease income was included in other income on our consolidated statements of operations and was comprised of (in thousands):

12 Weeks Ended
November 18, 2020
Operating lease income	$62
Sublease income	18
Variable lease income	5
Total lease income	$85

Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

12 Weeks Ended
November 18, 2020
Cash paid for amounts included in the measurement of lease liabilities	$2,358

Right-of-use assets obtained in exchange for lease liabilities	$—
Obligations maturities as of December 15, 2021 were as follow (in thousands):

Remainder of FY 2022	$1,127
FY 2023	1,765
FY 2024	938
FY 2025	742
FY 2026	1,007
Thereafter	1,305
Total lease payments	6,884
Less: imputed interest	(1,572)
Present value of operating lease obligations	$5,312
Abandoned Leased Facilities - Liability for Store Closings
We classified six and seven leased restaurant locations as abandoned as of December 15, 2021 and August 25, 2021, respectively. Although we may remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During the quarter ended December 15, 2021, we settled and terminated one abandoned lease.
The liability for our abandoned leases at December 15, 2021 and August 25, 2021 is as follows (in thousands):

	December 15, 2021	August 25, 2021
	(Liquidation Basis)
Included in Operating lease liabilities	$737	$1,656
Included in Accrued expenses and other liabilities	1,013	1,381
Total	$1,750	$3,037

Note 7. Reportable Segments
Under the going concern basis of accounting, we had five reportable segments: Luby’s Cafeterias, Fuddruckers Restaurants, Cheeseburger in Paradise Restaurants, Fuddruckers franchise operations, and CCS. In connection with our Plan of Liquidation, we have one reportable segment under the liquidation basis of accounting.
Segment Table
The tables below show segment financial information under the going concern basis of accounting (in thousands):

Period Ended November 18, 2020
(12 weeks)
Sales:
Luby's cafeterias	$31,949
Fuddruckers restaurants	4,550
Cheeseburger in Paradise restaurants	—
Culinary contract services	4,918
Fuddruckers franchise operations	530
Total	$41,947
Segment level profit (loss):
Luby's cafeterias	$4,896
Fuddruckers restaurants	(412)
Cheeseburger in Paradise restaurants	(85)
Culinary contract services	451
Fuddruckers franchise operations	236
Total	$5,086
Depreciation and amortization:
Luby's cafeterias	$1,530
Fuddruckers restaurants	167
Cheeseburger in Paradise restaurants	—
Culinary contract services	8
Fuddruckers franchise operations	1
Corporate	436
Total	$2,142
Capital expenditures:
Luby's cafeterias	$416
Fuddruckers restaurants	17
Cheeseburger in Paradise restaurants	—
Fuddruckers franchise operations	—
Corporate	—
Total	$433

Period Ended November 18, 2020
(12 weeks)
Loss before income taxes and discontinued operations:
Segment level profit	$5,086
Opening costs	—
Depreciation and amortization	(2,142)
Selling, general and administrative expenses	(4,267)
Other charges	(416)
Net provision for asset impairments and restaurant closings	85
Net loss on disposition of property and equipment	(117)
Interest income	8
Interest expense	(1,212)
Other income, net	30
Total	$(2,945)

Note 8. Income Taxes
No cash payments of estimated federal income taxes were made during the quarter ended December 15, 2021. Under the liquidation basis of accounting, we have estimated the actual cash tax payments based on our estimate of operations and the timing and amount to be collected on the sale of our assets. We have included a liability of $1.6 million in accrued expenses and other liabilities on our consolidated statements of net assets in liquidation at December 15, 2021.
At August 25, 2021, we recognized a net deferred tax liability of $0.7 million after valuation allowance as a result of anticipated taxable gains to be generated from future asset sales as part of our Plan of Liquidation and our ability to utilize our deferred tax assets. The net deferred tax liability is included in other liabilities on our consolidated statements of net assets in liquidation at August 25, 2021.
Deferred tax assets are recognized to the extent future taxable income is expected to be sufficient to utilize those assets prior to their expiration. If current available evidence and information raises doubt regarding the realization of the deferred tax assets, on a more likely than not basis, a valuation allowance is necessary. In evaluating our ability to realize our deferred tax assets, we considered anticipated utilization of deferred tax assets against the results of our liquidation activities.
Under the going concern basis of accounting, the effective tax rate ("ETR") for continuing operations was a negative 2.0% for the 12 week period ended November 18, 2020. The ETR for the 12 week period ended November 18, 2020 differed from the federal statutory rate of 21% due to management's full valuation allowance conclusion, state income taxes, and other discrete items.
Management believes that adequate provisions for income taxes have been reflected in the consolidated financial statements and is not aware of any significant exposure items that have not been reflected in our consolidated financial statements.
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

Note 10. Related Parties
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
We received no services under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the quarters ended December 15, 2021 and December 16, 2020, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.
Operating Leases
We had leased two restaurant locations that were owned by a Pappas entity. The leases were terminated on December 31, 2020 and February 26, 2021, respectively.
For the quarter ended December 16, 2020, affiliated rents incurred as a percentage of relative total Company cost was 0.72%. Rent payments under the two lease agreements described above was $105 thousand for the quarter ended December 16, 2020.
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
Management Affiliations
Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA.
Effective September 1, 2021 the Board of Directors appointed Eric Montague as the Company's Interim Chief Financial Officer. The Company and Mr. Montague's employer, WCA, entered into an agreement pursuant to which the Company will pay WCA a monthly fee of $10,000 for so long as Mr. Montague serves the Company in said position.
The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of each of our subsequent Quarterly Reports on Form 10-Q and for the filing of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021. In addition, in June 2021, the Company and WCA executed a separate consulting agreement to provide treasury accounting services on an as-needed basis at an hourly rate.
Paulette Gerukos, Vice President of Human Resources of the Company, is the sister-in-law of Harris J. Pappas.

Note 11. Debt
The following table summarizes debt balances at December 15, 2021 and August 25, 2021 (in thousands):

	December 15, 2021	August 25, 2021
Long-Term Debt
2018 Credit Agreement - Revolver	$—	$5,000
2018 Credit Agreement - Term Loans	—	12,024
Total credit facility debt	$—	$17,024
Credit Agreement
All amounts outstanding under the Credit Facility were repaid and the Credit Facility was terminated on September 30, 2021.
On December 13, 2018, we entered into a credit agreement (amended as defined below), the (“Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million consisting of a $10.0 million revolving credit facility, a $10.0 million delayed draw term loan, and a $60.0 million term loan (the "Credit Facility")
Borrowings under the Credit Facility bore interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest was payable quarterly and accrued daily.
Other
As of December 15, 2021, we had approximately $3.3 million committed under letters of credit, which are used as security for payments of insurance obligations and to our largest food vendor. The letters of credit are fully cash collateralized.

Note 12. Share-Based and Other Compensation Matters
We have two active share-based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Non-employee Director Stock Plan, as amended and restated effective February 9, 2018. Both plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.
As of December 15, 2021, no shares remain available for future issuance under the Non-employee Director Stock Plan. Under the going concern basis of accounting, compensation costs for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in selling, general and administrative expenses, was approximately $158 thousand, for the 12 weeks ended November 18, 2020.
Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.4 million options and restricted stock units have been granted to date, and 5.5 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of December 15, 2021, approximately 2.2 million shares remain available for future issuance. Under the going concern basis of accounting, compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, was approximately $25 thousand for the 12 weeks ended November 18, 2020.

Stock Options
Stock options granted under either the Employee Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.
No options to purchase shares were outstanding under the Non-employee Director Stock Plan as of December 15, 2021 or as of August 25, 2021.
Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the quarter ended December 15, 2021. Options to purchase 367,548 shares at adjusted option prices of $0.82 to $2.89 per share remain outstanding as of December 15, 2021.
A summary of the Company’s stock option activity for the quarter ended December 15, 2021 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 25, 2021	401,690	$4.09	4.2	$138
Exercised	(29,478)	$3.74	—	$25.7
Cancelled / Forfeited	—	$—	—	—
Expired	(4,664)	$4.42	—	—
Outstanding at December 15, 2021	367,548	$2.11	3.8	$256.0
Exercisable at December 15, 2021	367,548	$2.11	3.8	$256.0
(1) As a result of the $2.00 per share initial liquidating distribution on November 1, 2021, the exercise price of all stock options outstanding on that date was adjusted accordingly.
The intrinsic value for stock options is defined as the difference between the current market value, or closing price on December 15, 2021, and the grant price on the measurement dates in the table above.
Restricted Stock Units
Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.
A summary of the Company’s restricted stock unit activity during the quarter ended December 15, 2021 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 25, 2021	5,236	$1.92	1.1
Unvested at December 15, 2021	5,236	$1.92	0.8
Restricted Stock Awards
Under the Non-employee Director Stock Plan, directors received grants of restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors received a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted was valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. As of December 15, 2021, there are no shares available for issuance under the Non-employee Director Stock Plan and future directors compensation will be paid in cash.

Cash and Restricted Share Bonus Plans
On August 12, 2020, the Board of Directors approved a bonus opportunity agreement by which six members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer are eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the "retention awards"). The retention awards are intended to retain certain key employees in their roles with the Company and to carry out the Plan of Dissolution. A portion of the retention awards is earned for each of the closing of the sale of (1) our CCS business line, (2) the Fuddruckers business line and (3) 30 or more of our Luby's Cafeterias (each being a "Triggering Event"). The cash bonus will be paid on the next payroll cycle following such Triggering Event. The restricted stock award will be considered earned as of such Triggering Event and shall vest on the 1st anniversary of the Triggering Event, unless the individual's employment with us is terminated prior to the restriction lapsing. One member of management has since resigned and the bonus opportunity agreement was terminated for that individual. The total cash bonus available to be earned as of December 15, 2021 is approximately $46 thousand. The total number of restricted stock available to be earned as of December 15, 2021 is 31,000 shares. The grant date for the restricted stock award was August 25, 2020 and the grant date fair value of the unearned shares as of December 15, 2021 was $34 thousand, based on the average share price of our common stock of $1.095 on the grant date.
Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100%. Two members of management have since resigned from the Company and their severance agreements were terminated. We made $0.2 million in separation payments under the agreement during the quarter ended December 15, 2021. The total amount of severance that would be paid to the five remaining members of management with severance agreements as of December 15, 2021 is approximately $0.7 million.

Note 13. Earnings Per Share (Going Concern Basis)
Under the going concern basis of accounting, basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted net income per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. Potentially dilutive shares not included in the computation of net loss per share, because to do so would have been anti-dilutive, totaled 115,515 for the 12 week period ended November 18, 2020. Additionally, stock options excluded from the computation of net income per share for the 12 week period ended November 18, 2020 include 849,970 shares with exercise prices exceeding market prices whose inclusion would be anti-dilutive.
The components of basic and diluted net loss per share are as follows (in thousands, except per share data):

Period Ended
November 18, 2020
(12 weeks)
Numerator:
Loss from continuing operations	$(3,003)
Loss from discontinued operations, net of income taxes	(16)
NET LOSS	$(3,019)
Denominator:
Denominator for basic earnings per share—weighted-average shares	30,662
Effect of potentially dilutive securities:
Employee and non-employee stock options	—
Denominator for earnings per share assuming dilution	30,662

Loss per share from continuing operations:
Basic and diluted	$(0.10)
Loss per share from discontinued operations:
Basic and diluted	$0.00
Loss per share:
Basic and diluted	$(0.10)

Note 14. Shareholder Rights Plan
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
On January 31, 2022, Luby’s, Inc. and American Stock Transfer & Trust Company, LLC entered into the Fourth Amendment to Rights Agreement (the “Fourth Amendment”), amending the Rights Agreement, dated as of February 15, 2018, as amended by the First Amendment to Rights Agreement, dated as of February 11, 2019, the Second Amendment to Rights Agreement, dated as of February 14, 2020, and the Third Amendment to Rights Agreement dated February 14, 2021 (as amended, the “Rights Agreement”). The Fourth Amendment extends the final expiration time of the Rights Agreement from 5:00 p.m. Eastern Standard Time on February 15, 2022 to 5:00 p.m. Eastern Standard Time on February 15, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended December 15, 2021 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2021.
Restaurant Counts:
The following table shows our restaurant unit count as of August 25, 2021 and December 15, 2021.

	August 25, 2021	FY22 Q1 Restaurants Closed	FY22 Q1 Restaurants Sold	December 15, 2021
Luby’s cafeterias	53	(4)	(35)	14
Fuddruckers restaurants	7	(1)	—	6
Total	60	(5)	(35)	20
We have contracted with third party operators to oversee the day-to-day operations at each of these locations. Included in the above counts for both Luby's cafeterias and Fuddruckers restaurants are two Combo units, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. Subsequent to December 15, 2021, we closed three Luby's cafeterias and two Fuddruckers restaurants.
Overview
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Plan of Liquidation
On November 17, 2020 our shareholders approved the Plan of Liquidation. The Plan provides for an orderly sale of our businesses, operations, and real estate, payment of our liabilities and other obligations, and an orderly wind down of any remaining operations and dissolution of the Company. We intend to convert all our remaining non-liquid assets into cash, satisfy or resolve our remaining liabilities and obligations, including contingent liabilities, claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution with the state of Delaware.
We currently anticipate that our common stock will be delisted from the New York Stock Exchange ("NYSE") upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or three years from the adoption date of the Plan. It is anticipated that any assets and liabilities remaining at such time will be transferred to a liquidating entity. The delisting of our common stock may occur sooner in accordance with the applicable rules of the NYSE.
Following the Adoption of the Plan of Liquidation
As a result of the approval of the Plan by our shareholders, we changed our basis of accounting from the going concern basis to the liquidation basis effective November 19, 2020. Although shareholder approval of the Plan occurred on November 17, 2020, we changed to the liquidation basis of accounting effective November 19, 2020 as a convenience date. Activity between November 17, 2020 and November 19, 2020 was not materially different under the liquidation basis of accounting.
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
We currently anticipate that our liquidation and dissolution will be completed by June 30, 2022 or shortly thereafter. Any assets and liabilities remaining at such time will be transferred to a liquidating entity and it is likely that the full realization of proceeds from the liquidation process will extend beyond that date.
Net assets in liquidation represents the estimated liquidation value to holders of common shares upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
We have one class of common stock. Based on the liquidation basis of accounting, the net assets in liquidation at December 15, 2021 would result in future aggregate liquidating distributions of approximately $2.89 per common share based on the number of common shares outstanding at that date. After giving effect to the $2.00 per share liquidating distribution paid on November 1, 2021, this represents a $0.11 per share decrease in the estimate of future liquidating distributions from our last reported estimate. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
COVID-19
The novel coronavirus disease (“COVID-19”) pandemic has had a significant impact on our level of operations, guest behavior, guest traffic, and the number of locations where we, our former restaurants and our former Fuddruckers franchisees operate. As a result, at the onset of the COVID-19 pandemic in the spring of 2020, we modified our business operations within our restaurants and significantly reduced staffing at our corporate support office.
Vaccines for COVID-19 were first made available in the United States ("U.S.") in December 2020 with increasing rates of vaccination in the U.S. population with each passing month, including in the core markets where we operate in Texas.These vaccination rates, in addition to a return to full capacity on-premise dining at most of our restaurants, U.S. Treasury stimulus payments to U.S. citizens and decreased guest concerns with gathering in public establishments have all reduced the risk to operating our restaurants. However, despite these positive developments, risks and uncertainties remain as cases of COVID-19 infection continue within the communities where we operate. The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we execute on our Plan of Liquidation.
Asset Disposal and Liquidation Activities
Brands
•On August 26, 2021, we sold the Luby’s Cafeterias brand name and the business operations at 35 Luby’s locations to an unrelated third party for an adjusted aggregate consideration of approximately $28.4 million which includes the assumption of certain liabilities by the buyer and the issuance of notes, preferred stock and common stock warrants to us. There can be no assurance that we will realize or receive full value of such consideration. The net asset value of the sale is included in properties and business units for sale on the accompanying consolidated statement of net assets in liquidation at August 25, 2021 and in various accounts on the accompanying consolidated statement of net assets in liquidation at December 15, 2021 at the aggregate amount we expect to receive upon liquidation.
Fuddruckers
•As of January 31, 2022, three Company owned Fuddruckers locations and two Combo locations are operating. We have contracted with third party operators to oversee the day-to-day operations at each of these locations. We are currently evaluating the remaining locations to determine the best exit strategy for each location.
Cafeterias
•As of January 31, 2022 an additional 11 Luby’s restaurants, which are not part of the above referenced sales agreement, are operating. We have contracted with third party operators to oversee the day-to-day operations at each of these locations. We are currently evaluating the remaining locations to determine the best exit strategy for each location.
Real Estate
•During the first quarter of fiscal 2022, we closed on the sale of 32 properties for total gross proceeds of approximately $103.9 million. A portion of the proceeds from the sales were utilized to fully repay our credit facility debt and to pay an initial liquidating distribution (described below).
•Subsequent to December 15, 2021 we have closed on the sale of one property for total gross proceeds of $1.8 million.
•As of January 31, 2022, the Company owns 21 properties.
Liquidating Distributions
•On November 1, 2021, we paid an initial liquidation distribution of approximately $62.2 million or $2.00 per share to shareholders of record as of October 25, 2021.
Lease Settlements
Although we can offer no assurances that we will settle any of our remaining lease obligation for less than its recorded values, any future settlements at less than the recorded value of the related lease obligation would increase our reported net assets in liquidation.
General and Administrative Expenses
As we progress through our Plan of Liquidation, we remain focused on reducing our operating and administrative costs, when appropriate, to provide maximum liquidation value to our shareholders.
Accounting Periods
The Company’s fiscal year ends on the last Wednesday in August. Accordingly, each fiscal year normally consists of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, we have a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. The first fiscal quarter consists of four four-week periods, or 16 weeks, and the remaining three quarters typically include three four-week periods, or 12 weeks, in length. The fourth fiscal quarter includes 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year. The current fiscal year is a 53 week fiscal year.

RESULTS OF OPERATIONS
For the 12 week period ended November 18, 2020. under the going concern basis of accounting (in thousands):

Period Ended November 18, 2020
(12 weeks)
SALES:
Restaurant sales	$36,485
Culinary contract services	4,918
Franchise revenue	530
Vending revenue	14
TOTAL SALES	41,947
COSTS AND EXPENSES:
Cost of food	9,348
Payroll and related costs	12,964
Other operating expenses	7,154
Occupancy costs	2,634
Cost of culinary contract services	4,467
Cost of franchise operations	294
Depreciation and amortization	2,142
Selling, general and administrative expenses	4,267
Other charges	416
Net gain for asset impairments and restaurant closings	(85)
Net loss on disposition of property and equipment	117
Total costs and expenses	43,718
LOSS FROM OPERATIONS	(1,771)
Interest income	8
Interest expense	(1,212)
Other income, net	30
Loss before income taxes and discontinued operations	(2,945)
Provision for income taxes	58
Loss from continuing operations	(3,003)
Loss from discontinued operations, net of income taxes	(16)
NET LOSS	$(3,019)

Under the liquidation basis of accounting subsequent to November 18, 2020, we no longer report Results of Operations information.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Liquidation. We expect that our cash on hand and proceeds from the sale of assets pursuant to the Plan will be adequate to pay our obligations; however, we cannot provide any assurance as to the prices or net proceeds we may receive from the disposition of our assets.
Cash and cash equivalents and restricted cash increased approximately $5.5 million at December 15, 2021 to $25.4 million from $19.9 million at the beginning of the fiscal year.
Status of Long-Term Investments and Liquidity
As part of the transaction to sell the Luby's brand and the operations of 35 Luby's cafeterias in the quarter ended December 15, 2021, we received preferred stock and common stock warrants in CAL Acquisition Corp., an unrelated third party that are valued at $3.0 million. We are restricted from selling the preferred stock or exercising the common stock warrants for a period ending May 26, 2022, which may be extended for an additional three months. We will continue to monitor the underlying investments and notes to determine estimated net realizable value of the preferred stock and common stock warrants.
Status of Trade Accounts and Other Receivables, Net
We monitor the aging of our receivables, including Fuddruckers franchising related receivables, and record provisions for uncollectible accounts, as appropriate. Credit terms of accounts receivable associated with our CCS business vary from 30 to 45 days based on contract terms.
The buyer of the Fuddruckers brand franchise business and the buyer of the Luby's Cafeterias brand name and business operations have executed and delivered secured promissory notes (the "Notes") to us. See the Notes Receivable section of Note 3, Net Assets in Liquidation to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for a further discussion of the Notes. We continue to monitor the terms of the Notes and the payment history of the issuers to determine estimated net realizable value.
Capital Expenditures
Capital expenditures for the quarter ended December 15, 2021 were approximately $232 thousand primarily related to recurring maintenance of our existing units. Our future maintenance capital expenditures are difficult to predict and will depend on the timing of the sales of our businesses and real estate as part of our Plan of Liquidation.
DEBT
The following table summarizes debt balances at December 15, 2021 and August 25, 2021:

	December 15, 2021	August 25, 2021
Long-Term Debt
2018 Credit Agreement - Revolver	$—	$5,000
2018 Credit Agreement - Term Loans	—	12,024
Total credit facility debt	$—	$17,024
All amounts outstanding under the Credit Facility were repaid and the Credit Facility was terminated on September 30, 2021.
We do not anticipate future borrowings as we complete our Plan of Liquidation.
As of December 15, 2021, we had approximately $3.3 million committed under letters of credit, which are used as security for payments of insurance obligations and to our largest food vendor. The letters of credit are fully cash collateralized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The unaudited consolidated financial statements included in Item 1 of Part 1 of this Form 10-Q were prepared in conformity with GAAP. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. Due to the significant, subjective and complex judgments and estimates used when preparing our unaudited consolidated financial statements, management regularly reviews these assumptions and estimates with the Finance and Audit Committee of our Board. Actual results may differ from these estimates, including our estimates of future cash flows, which are subject to the current economic environment and changes in estimates. Under the liquidation basis of accounting, we had no changes in the critical accounting policies and estimates which were disclosed in our Annual Report on Form 10-K for the fiscal year ended August 25, 2021.
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Form 10-Q, other than statements of historical facts, are forward-looking statements for purposes of these provisions, including any statements regarding:
•the implementation of the Plan of Liquidation (as defined herein), including the timing and amount of any liquidating distributions made in connection with the Plan of Liquidation,
•future sales of assets in accordance with the Plan of Liquidation and the amount of proceeds that we may receive as a result of any such sales,
•future operating results,
•future capital expenditures and expected sources of funds for capital expenditures, and
•closing existing units
In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:
•our ability to successfully implement the Plan of Liquidation,
•the duration of the COVID-19 pandemic and its impact and the impact of any variants on our business and general business and economic conditions,
•the ability to realize property values,
•collectability of accounts receivable,
•the availability and cost of credit,
•costs relating to legal proceedings,
•fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,
•increases in utility costs, including the costs of natural gas and other energy supplies,
•changes in the availability and cost of labor, including the ability to attract and retain qualified managers and team members,
•decisions made in the allocation of capital resources,
•the impact of competition,

•the seasonality of the business,
•weather conditions in the regions in which our restaurants operate,
•changes in governmental regulations, including changes in minimum wages and health care benefit regulation,
•the effects of inflation and changes in our customers’ disposable income, spending trends and habits,
•the effectiveness of our credit card controls and Payment Card Industry ("PCI") compliance,
•impact of adoption of new accounting standards,
•effects of actual or threatened future terrorist attacks in the United States, and
•unfavorable publicity relating to operations, including publicity concerning food quality, illness or other health concerns or labor relations
Each forward-looking statement speaks only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should be aware that the occurrence of the events described above and elsewhere in this report could have material adverse effect on our business and our Plan of Liquidation.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 15, 2021. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of December 15, 2021, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended December 15, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic, despite the fact that many of our corporate office employees are working remotely. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021.
Item 1A. Risk Factors
Except as described below, there have been no material changes during the quarter ended December 15, 2021 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021.

Item 5. Other Information
On January 31, 2022, Luby’s, Inc. and American Stock Transfer & Trust Company, LLC entered into the Fourth Amendment to Rights Agreement (the “Fourth Amendment”), amending the Rights Agreement, dated as of February 15, 2018, as amended by the First Amendment to Rights Agreement, dated as of February 11, 2019, the Second Amendment to Rights Agreement, dated as of February 14, 2020, and the Third Amendment to Rights Agreement dated February 14, 2021 (as amended, the “Rights Agreement”). The Fourth Amendment extends the final expiration time of the Rights Agreement from 5:00 p.m. Eastern Standard Time on February 15, 2022 to 5:00 p.m. Eastern Standard Time on February 15, 2023.
Item 6. Exhibits

4.1	Fourth Amendment to Shareholder Rights Agreement

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: 1/31/2022	By:	/s/ John Garilli
John Garilli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: 1/31/2022	By:	/s/ Eric Montague
Eric Montague
Interim Chief Financial Officer
(Principal Financial Officer)