Form 10-Q
period 2022-03-09
LUBYS INC
filed 2022-04-21
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________
FORM 10-Q
__________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 09, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 14, 2022, there were 31,083,122 shares of the registrant’s common stock outstanding.

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
Quarter ended March 9, 2022

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

Luby’s, Inc.
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)
(In thousands)

	March 09, 2022	August 25, 2021
ASSETS
Cash and cash equivalents	$27,507	$14,392
Accounts and notes receivable	23,421	10,184
Restricted cash and cash equivalents	3,828	5,492
Properties and business units for sale	47,196	176,960
Other assets	3,000	—
Total Assets	$104,952	$207,028

LIABILITIES
Accounts payable	$2,852	$2,968
Accrued expenses and other liabilities	5,784	12,383
Credit facility debt	—	17,024
Operating lease liabilities	4,955	7,181
Liability for estimated costs in excess of estimated receipts during liquidation	980	11,289
Other liabilities	541	1,390
Total Liabilities	$15,112	$52,235

Commitments and Contingencies

Net assets in liquidation (Note 3)	$89,840	$154,793

The accompanying notes are an integral part of these consolidated financial statements.

Luby’s, Inc.
Consolidated Statements of Changes in Net Assets in Liquidation
(Liquidation Basis)
(unaudited)
(In thousands)

	Quarter Ended March 9, 2022	Quarter Ended March 10, 2021	Two Quarters Ended March 9, 2022	Period from November 19, 2020 through March 10, 2021
	(12 weeks)	(12 weeks)	(28 weeks)	(16 weeks)

Net assets in liquidation, beginning of period	$89,524	$117,305	$154,793	$117,341
Changes in net assets in liquidation
Changes in liquidation value of properties and business units for sale	33	4,518	(142)	4,518
Changes in estimated cash flows during liquidation	265	630	(2,789)	594
Net changes in liquidation value	298	5,148	(2,931)	5,112
Proceeds received from exercise of stock options	18	79	128	79
Liquidating distributions	—	—	(62,150)	—
Changes in net assets in liquidation	316	5,227	(64,953)	5,191

Net assets in liquidation, end of period	$89,840	$122,532	$89,840	$122,532

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
Nature of Operations
During the two quarters ended March 9, 2022, under our Plan of Liquidation and Dissolution (the "Plan of Liquidation" or the "Plan"), discussed below, we sold the Luby's Cafeteria brand and the operations at 35 Luby's locations for aggregate consideration of approximately $28.4 million, which included the assumption of certain liabilities by the buyer and the issuance of promissory notes, preferred stock and common stock warrants to us. We also closed on the sale of 36 real estate locations for total gross proceeds of approximately $114.2 million. A portion of the proceeds from the sales were utilized to fully repay our credit facility debt (see Note 11. Debt). Additionally, on November 1, 2021, we paid an initial liquidation distribution of approximately $62.2 million or $2.00 per share to shareholders of record as of October 25, 2021. As discussed below, subsequent to March 9, 2022, we paid a second liquidating distribution of approximately $15.5 million or $0.50 per share to shareholders of record as of March 21, 2022.
As of March 9, 2022, we had 10 operating Luby's cafeterias and two operating Fuddruckers restaurants, which have remained open pending the sale of the restaurant property or settlement of the lease obligation on the property. Included in the counts for both Luby's cafeterias and Fuddruckers restaurants is one Combo unit, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location. We have contracted with third party operators to oversee the day-to-day operations at each of these locations. In addition, as of March 9, 2022, our Culinary Service ("CCS") business operated 23 contracts to manage food services for clients operating in primarily three lines of business: healthcare, senior living facilities and schools. As discussed below, subsequent to March 9, 2022, we sold our CCS business.
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Plan of Liquidation
On November 17, 2020 our shareholders approved the Plan of Liquidation. The Plan provides for an orderly sale of our businesses, operations, and real estate, payment of our liabilities and other obligations, and an orderly wind down of any remaining operations and dissolution of the Company. We intend to convert substantially all of our remaining non-liquid assets into cash, satisfy or resolve our remaining liabilities and obligations, including contingent liabilities, claims and costs associated with the liquidation of the Company, and then file a certificate of dissolution with the state of Delaware.
We currently anticipate that our common stock will be delisted from the New York Stock Exchange ("NYSE") upon the filing of the certificate of dissolution, which is not expected to occur until the earlier of the completion of all or substantially all of the asset sales or three years from the adoption date of the Plan. It is anticipated that any assets and liabilities remaining at such time will be transferred to a liquidating entity, where the monetization will continue until completed. The delisting of our common stock may occur sooner in accordance with the applicable rules of the NYSE.
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
Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and we assume they will not be reduced to expected settlement values prior to settlement.
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
We currently anticipate that our liquidation and dissolution of the Company will be substantially completed by June 30, 2022 or shortly thereafter. Any assets and liabilities remaining at such time will be transferred to a liquidating entity for monetization through subsequent sales, and it is likely that the full realization of proceeds from the liquidation process will extend significantly beyond that date.
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
Subsequent Events
We evaluated events subsequent to March 9, 2022 through the date the financial statements were issued to determine if the nature and significance of the events warrant inclusion in our consolidated financial statements.
On March 28, 2022, we closed on the previously announced sale of our Culinary Contract Services business, which did not include our frozen packaged foods business, to Culinary Concessions, LLC ("Purchaser"), a member managed limited liability company. Purchaser is wholly owned by Pappas Restaurants, Inc. ("PRI"). PRI is jointly owned and controlled by Christopher J. Pappas and Harris J. Pappas ("Messrs. Pappas"), who were formerly directors and officers of the Company. See Note 10. Related Parties.
On March 28, 2022, we paid a second liquidating distribution of approximately $15.5 million, or $0.50 per share to shareholders of record on March 21, 2022.
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
The liability for estimated costs in excess of estimated receipts during liquidation at March 9, 2022 and August 25, 2021 was comprised of (in thousands):

	March 9, 2022	August 25, 2021
Total estimated receipts during remaining liquidation period	$11,077	$25,045
Total estimated costs of operations	(5,347)	(20,763)
Selling, general and administrative expenses	(3,968)	(9,585)
Interest expense	—	(151)
Interest component of operating lease payments	(1,458)	(2,307)
Capital expenditures	(20)	(120)
Sales costs	(1,264)	(3,408)
Total estimated costs during remaining liquidation period	(12,057)	(36,334)
Liability for estimated costs in excess of estimated receipts during liquidation	$(980)	$(11,289)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between August 25, 2021 and March 9, 2022 and between November 19, 2020 and March 10, 2021 is as follows (in thousands):

	August 25, 2021	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	March 9, 2022
Assets:
Estimated net inflows from operations (1)	$1,855	$(6)	$2,403	$4,252
Liabilities:
Sales costs	(3,408)	2,421	(277)	(1,264)
Corporate expenditures (2)	(9,736)	10,683	(4,915)	(3,968)
	(13,144)	13,104	(5,192)	(5,232)
Liability for estimated costs in excess of estimated receipts during liquidation	$(11,289)	$13,098	$(2,789)	$(980)

	November 19, 2020	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	March 10, 2021
Assets:
Estimated net inflows from operations (1)	$7,859	$(6,994)	$4,518	$5,383
Liabilities:
Sales costs	(4,079)	373	(365)	(4,071)
Corporate expenditures (2)	(21,050)	8,082	(3,559)	(16,527)
	(25,129)	8,455	(3,924)	(20,598)
Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)	$1,461	$594	$(15,215)
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
Note 3. Net Assets in Liquidation
Current Fiscal Year Activity
Net assets in liquidation decreased by $65.0 million during the period from August 25, 2021 through March 9, 2022. The decrease was primarily due to a $62.2 million distribution to our shareholders, a $2.7 million net decrease due to changes in estimated future cash flows during liquidation and a $0.1 million net decrease from the expected sale of assets at estimated prices that were different than our previous estimated liquidation values.
The $2.7 million decrease generated by the remeasurement of assets and liabilities was due to a $4.4 million decrease in projected future operating results, which were primarily as a result of changes in estimated holding periods for our operating properties, partially offset by actual operating results exceeding projected operating results by $1.7 million.
We have one class of common stock. Based on the liquidation basis of accounting, the net assets in liquidation at March 9, 2022 would result in future aggregate liquidating distributions of approximately $2.89 per common share based on the number of common shares outstanding at that date. This represents no change from our last reported estimate at the end of the first quarter of fiscal 2022. After giving effect to the $0.50 per common share distribution paid on March 28, 2022 (see Note 1.), the net assets in liquidation are currently estimated to result in future aggregate liquidating distributions of $2.39 per common share. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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
Restricted cash and cash equivalents as of March 9, 2022 and August 25, 2021 was $3.8 million and $5.5 million, respectively. Amounts included in restricted cash at March 9, 2022 represent those required to be set aside for (1) collateral for a letter of credit required to guarantee payment to our largest food vendor, (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program. Restricted cash at August 25, 2021 also included the estimated amount of interest payable in the next 12 months under the Credit Agreement (see Note 11. Debt) that was released during the first quarter of fiscal 2022 when all amounts due under the Credit Agreement were paid and the Credit Agreement was terminated.

Note 5. Revenue Recognition
Under the going concern basis of accounting, we recognized revenue as described below. Under the liquidation basis of accounting, we estimate the cash receipts from food and beverage sales at each of our restaurants and royalties and fees under our culinary contract services ("CCS") contracts. We estimate these expected cash receipts from operating these businesses through the point when we expect the operations of these businesses or individual income producing properties are sold to a new owner or when we otherwise estimate operations cease. This estimated ending period for operating these businesses generally is the third quarter of fiscal 2022. These estimated revenues are included in the calculation of estimated costs in excess of estimated receipts during liquidation on our consolidated statement of net assets in liquidation. Estimated proceeds from the sale of our operating businesses and real estate assets are recorded separately from the estimated operating revenues and are included in properties and business units for sale on our consolidated statement of net assets in liquidation.
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
CCS revenue
Our CCS segment provides food, beverage and catering services to our clients at their locations. Depending on the type of client and service, we are either paid directly by our client and/or directly by the customer to whom we have been provided access by our client. Subsequent to March 9, 2022, we sold our CCS business, as further described in Note 1. Basis of Presentation and Nature of Operation.
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
The discount rate used to determine the present value of the lease payments was our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms. We use this method because we generally cannot determine the interest rate implicit in the lease.
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
Weighted-average lease terms and discount rates were as follows:

	March 09, 2022	August 25, 2021
Weighted-average remaining lease term	4.86 years	4.72 years

Weighted-average discount rate	9.74%	9.55%
Under the going concern basis of accounting, components of lease expense were as follows (in thousands):

12 Weeks Ended
November 18, 2020
Operating lease expense	$1,120
Variable lease expense	138
Short-term lease expense	92
Sublease expense	18
Total lease expense	$1,368
Under the going concern basis of accounting, operating lease income was included in other income on our consolidated statements of operations and was comprised of (in thousands):

12 Weeks Ended
November 18, 2020
Operating lease income	$62
Sublease income	18
Variable lease income	5
Total lease income	$85
Supplemental disclosures of cash flow information related to leases were as follows (in thousands):

12 Weeks Ended
November 18, 2020
Cash paid for amounts included in the measurement of lease liabilities	$2,358

Right-of-use assets obtained in exchange for lease liabilities	$—
Obligations maturities as of March 9, 2022 were as follow (in thousands):

Remainder of FY 2022	$657
FY 2023	1,765
FY 2024	938
FY 2025	742
FY 2026	1,007
Thereafter	1,304
Total lease payments	6,413
Less: imputed interest	(1,458)
Present value of operating lease obligations	$4,955
Abandoned Leased Facilities - Liability for Store Closings
We classified six and seven leased restaurant locations as abandoned as of March 9, 2022 and August 25, 2021, respectively. Although we may remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During the two quarters ended March 9, 2022, we settled and terminated one abandoned lease.
The liability for our abandoned leases at March 9, 2022 and August 25, 2021 is as follows (in thousands):

	March 9, 2022	August 25, 2021
	(Liquidation Basis)
Included in Operating lease liabilities	$753	$1,656
Included in Accrued expenses and other liabilities	1,013	1,381
Total	$1,766	$3,037

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

Note 8. Income Taxes
No cash payments of estimated federal income taxes were made during the two quarters ended March 9, 2022. Under the liquidation basis of accounting, we have estimated the actual cash tax payments based on our estimate of operations and the timing and amount to be collected on the sale of our assets. We have included a liability of $1.7 million in accrued expenses and other liabilities on our consolidated statements of net assets in liquidation at March 9, 2022.
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

Note 10. Related Parties
Affiliate Services
Christopher J. Pappas, the Company’s former Chief Executive Officer, and Harris J. Pappas, a former director of the Company, own two restaurant related entities (the “Pappas entities”) that may, from time to time, provide services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than five percent of the Company's common stock.
We received no services under the Amended and Restated Master Sales Agreement for custom-fabricated and refurbished equipment in the two quarters ended March 9, 2022 and March 10, 2021, respectively. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of our Board of Directors.
Operating Leases
We had leased two restaurant locations that were owned by a Pappas entity. The leases were terminated on December 31, 2020 and February 26, 2021, respectively.
For the two quarters ended March 10, 2021, affiliated rents incurred as a percentage of relative total Company cost was 0.41%. Rent payments under the two lease agreements were $133 thousand for the two quarters ended March 10, 2021.
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
Other
See Subsequent Events section of Note 1. Basis of Presentation and Nature of Operations for discussion of sale of the CCS business to the Pappas entities.
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
The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of each of our subsequent Quarterly Reports on Form 10-Q and for the filing of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021. In addition, the Company and WCA executed separate consulting agreements to provide treasury accounting services on an as-needed basis at an hourly rate.

Note 11. Debt
The following table summarizes debt balances at March 9, 2022 and August 25, 2021 (in thousands):

	March 9, 2022	August 25, 2021
Long-Term Debt
2018 Credit Agreement - Revolver	$—	$5,000
2018 Credit Agreement - Term Loans	—	12,024
Total credit facility debt	$—	$17,024
Credit Agreement
All amounts outstanding under the Credit Facility were repaid and the Credit Facility was terminated on September 30, 2021.
On December 13, 2018, we entered into a credit agreement (amended as defined below), the (“Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million consisting of a $10.0 million revolving credit facility, a $10.0 million delayed draw term loan, and a $60.0 million term loan (the "Credit Facility").
Borrowings under the Credit Facility bore interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest was payable quarterly and accrued daily.
Other
As of March 9, 2022, we had approximately $3.3 million committed under letters of credit, which are used as security for payments of insurance obligations and to our largest food vendor. The letters of credit are fully cash collateralized.

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
As of March 9, 2022, no shares remain available for future issuance under the Non-employee Director Stock Plan. Under the going concern basis of accounting, compensation costs for share-based payment arrangements under the Non-employee Director Stock Plan, recognized in selling, general and administrative expenses, was approximately $158 thousand, for the 12 weeks ended November 18, 2020.
Of the aggregate 4.1 million shares approved for issuance under the Employee Stock Plan, as amended, 7.4 million options and restricted stock units have been granted to date, and 5.5 million options and restricted stock units were canceled or expired and added back into the plan since the plan’s inception in 2005. As of March 9, 2022, approximately 2.2 million shares remain available for future issuance. Under the going concern basis of accounting, compensation costs for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses, was approximately $25 thousand for the 12 weeks ended November 18, 2020.

Stock Options
Stock options granted under either the Employee Stock Plan have exercise prices equal to the market price of the Company’s common stock at the date of the grant.
No options to purchase shares were outstanding under the Non-employee Director Stock Plan as of March 9, 2022 or as of August 25, 2021.
Options granted under the Employee Stock Plan generally vest 50% on the first anniversary date of the grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, with all options expiring ten years from the grant date. No options were granted in the two quarters ended March 9, 2022. Options to purchase 347,524 shares at adjusted option prices of $0.82 to $2.89 per share remain outstanding as of March 9, 2022.
A summary of the Company’s stock option activity for the two quarters ended March 9, 2022 is presented in the following table:

	Shares Under Fixed Options	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In years)	(In thousands)
Outstanding at August 25, 2021	401,690	$4.09	4.2	$138.0
Exercised	(49,502)	$(3.20)	—	$25.7
Cancelled / Forfeited	—	$—	—	—
Expired	(4,664)	$4.42	—	—
Outstanding at March 9, 2022	347,524	$2.10	3.6	$244.2
Exercisable at March 9, 2022	347,524	$2.10	3.6	$244.2
(1) As a result of the $2.00 per share initial liquidating distribution on November 1, 2021, the exercise price of all stock options outstanding on that date was adjusted accordingly.
The intrinsic value for stock options outstanding and exercisable is defined as the difference between the current market value, or closing price on March 9, 2022, and the grant price on the measurement dates in the table above.
Restricted Stock Units
Grants of restricted stock units consist of the Company’s common stock and generally vest after three years. All restricted stock units are cliff-vested. Restricted stock units are valued at the closing market price of the Company’s common stock at the date of grant.
A summary of the Company’s restricted stock unit activity during the two quarters ended March 9, 2022 is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 25, 2021	5,236	$1.92	1.1
Unvested at March 9, 2022	5,236	$1.92	0.8
Restricted Stock Awards
Under the Non-employee Director Stock Plan, directors received grants of restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors received a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted was valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors are restricted from selling their shares until after the third anniversary of the date of the grant. As of March 9, 2022, there are no shares available for issuance under the Non-employee Director Stock Plan and future directors compensation will be paid in cash.

Cash and Restricted Share Bonus Plans
On August 12, 2020, the Board of Directors approved a bonus opportunity agreement by which six members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer are eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the "retention awards"). The retention awards are intended to retain certain key employees in their roles with the Company and to carry out the Plan of Dissolution. A portion of the retention awards is earned for each of the closing of the sale of (1) our CCS business line, (2) the Fuddruckers business line and (3) 30 or more of our Luby's Cafeterias (each being a "Triggering Event"). The cash bonus will be paid on the next payroll cycle following such Triggering Event. The restricted stock award will be considered earned as of such Triggering Event and shall vest on the 1st anniversary of the Triggering Event, unless the individual's employment with us is terminated prior to the restriction lapsing. The total cash bonus available to be earned as of March 9, 2022 is approximately $28 thousand. The total number of restricted shares available to be earned as of March 9, 2022 is 18,000 shares. The grant date for the restricted stock award was August 25, 2020 and the grant date fair value of the unearned shares as of March 9, 2022 was approximately $20 thousand, based on the average share price of our common stock of $1.095 on the grant date.
Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100%. Two members of management have since resigned from the Company and their severance agreements were terminated. We made $0.2 million in separation payments under the agreement during the two quarters ended March 9, 2022. The total amount of severance that would be paid to the five remaining members of management with severance agreements as of March 9, 2022 is approximately $0.6 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and footnotes for the quarter ended March 9, 2022 included in Item 1 of Part I of this Quarterly Report on Form 10 (this “Form 10-Q”), and the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2021.
Restaurant Counts:
The following table shows our restaurant unit count as of August 25, 2021 and March 9, 2022.

	August 25, 2021	YTD Q2 FY 22 Restaurants Closed	YTD Q2 FY22 Restaurants Sold	March 9, 2022
Luby’s cafeterias	53	(8)	(35)	10
Fuddruckers restaurants	7	(4)	(1)	2
Total	60	(12)	(36)	12
We have contracted with third party operators to oversee the day-to-day operations at each of these locations. Included in the March 9, 2022 counts for both Luby's cafeterias and Fuddruckers restaurants is one Combo unit, where a Luby's cafeteria and a Fuddruckers restaurant occupy the same location.
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
Under the liquidation basis of accounting, we recognize liabilities as they would have been recognized under the going concern basis as adjusted for the timing assumptions related to the liquidation process and we assume they will not be reduced to expected settlement values prior to settlement.
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
We currently anticipate that our liquidation and dissolution of the Company will be substantially completed by June 30, 2022 or shortly thereafter. Any assets and liabilities remaining at such time will be transferred to a liquidating entity for monetization through subsequent sales, and it is likely that the full realization of proceeds from the liquidation process will extend significantly beyond that date.
Net assets in liquidation represents the estimated liquidation value to holders of common shares upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our shareholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
We have one class of common stock. Based on the liquidation basis of accounting, the net assets in liquidation at March 9, 2022 would result in future aggregate liquidating distributions of approximately $2.89 per common share based on the number of common shares outstanding at that date. This represents no change from our last reported estimate at the end of the first quarter of fiscal 2022. After giving effect to the $0.50 per common share distribution paid on March 28, 2022, the net assets in liquidation are currently estimated to result in future aggregate liquidating distributions of $2.39 per common share. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of business and property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows, as well as the ultimate vesting of outstanding restricted share awards and exercise of vested stock options. The estimated liquidating distributions per share on a fully diluted basis, assuming all restricted stock awards vest and all in-the-money stock options are exercised, is not materially different than the amount stated above. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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
Asset Disposal and Liquidation Activities
Brands
•On August 26, 2021, we sold the Luby’s Cafeterias brand name and the business operations at 35 Luby’s locations (including one Combo unit) to an unrelated third party for an adjusted aggregate consideration of approximately $28.4 million which includes the assumption of certain liabilities by the buyer and the issuance of notes, preferred stock and common stock warrants to us. There can be no assurance that we will realize or receive full value of such consideration. The net asset value of the sale is included in properties and business units for sale on the accompanying consolidated statement of net assets in liquidation at August 25, 2021 and in various accounts on the accompanying consolidated statement of net assets in liquidation at March 9, 2022 at the aggregate amount we expect to receive upon liquidation.
•During fiscal 2021, we granted franchises for 14 of the remaining Company-owned Fuddruckers locations and subsequently sold the Fuddruckers brand and franchise business to an unrelated third party.
CCS
•Subsequent to March 9, 2022 we sold our CCS business to a related party, as more fully described in Note 1. to the accompanying consolidated financial statements.
Fuddruckers
•As of April 21, 2022, one Company owned Fuddruckers and one Company owned Combo location are operating. We have contracted with third party operators to oversee the day-to-day operations at each of these locations. We are currently evaluating the remaining locations to determine the best exit strategy for each location.
Cafeterias
•As of April 21, 2022 an additional 10 Luby’s restaurants (including one Combo unit), which are not part of the above referenced sales agreement, are operating. We have contracted with third party operators to oversee the day-to-day operations at each of these locations. We are currently evaluating the remaining locations to determine the best exit strategy for each location.
Real Estate
•During the first two quarters of fiscal 2022, we closed on the sale of 36 properties for total gross proceeds of approximately $114.2 million. A portion of the proceeds from the sales were utilized to fully repay our credit facility debt and to pay an initial liquidating distribution (described below).
•As of April 21, 2022, the Company owns 18 properties.
Liquidating Distributions
•On November 1, 2021, we paid an initial liquidation distribution of approximately $62.2 million or $2.00 per share to shareholders of record as of October 25, 2021.
•On March 28, 2022, we paid a second liquidating distribution of approximately $15.5 million, or $0.50 per share to shareholders of record on March 21, 2022.
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
Cash and cash equivalents and restricted cash increased approximately $11.5 million at March 9, 2022 to $31.4 million from $19.9 million at the beginning of the fiscal year.
Subsequent to the end of the second fiscal quarter of 2022, on March 28, 2022, we paid a second liquidating distribution of approximately $15.5 million, or $0.50 per share to shareholders of record on March 21, 2022.
Status of Long-Term Investments and Liquidity
As part of the transaction to sell the Luby's brand and the operations of 35 Luby's cafeterias in the quarter ended March 9, 2022, we received preferred stock and common stock warrants in CAL Acquisition Corp., an unrelated third party that are valued at $3.0 million. We are restricted from selling the preferred stock or exercising the common stock warrants for a period ending May 26, 2022, which may be extended for an additional three months. We will continue to monitor the underlying investments and notes to determine estimated net realizable value of the preferred stock and common stock warrants.
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
Capital Expenditures
Capital expenditures for the two quarters ended March 9, 2022 were approximately $365 thousand primarily related to recurring maintenance of our existing units. Our future maintenance capital expenditures are difficult to predict and will depend on the timing of the sales of our businesses and real estate as part of our Plan of Liquidation.
DEBT
The following table summarizes debt balances at March 9, 2022 and August 25, 2021:

	March 9, 2022	August 25, 2021
Long-Term Debt
2018 Credit Agreement - Revolver	$—	$5,000
2018 Credit Agreement - Term Loans	—	12,024
Total credit facility debt	$—	$17,024
All amounts outstanding under the Credit Facility were repaid and the Credit Facility was terminated on September 30, 2021.
We do not anticipate future borrowings as we complete our Plan of Liquidation.
As of March 9, 2022, we had approximately $3.3 million committed under letters of credit, which are used as security for payments of insurance obligations and to our largest food vendor. The letters of credit are fully cash collateralized.

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
•anticipated liabilities, and
•closing existing units
In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by management in light of its experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:
•our ability to successfully implement the Plan of Liquidation,
•the ability to realize property values,
•collectability of accounts receivable,
•costs relating to legal proceedings,
•fluctuations in the costs of commodities, including beef, poultry, seafood, dairy, cheese, oils and produce,
•increases in utility costs, including the costs of natural gas and other energy supplies,
•changes in the availability and cost of labor, including the ability to attract and retain qualified managers and team members,
•decisions made in the allocation of capital resources,
•changes in governmental regulations, including changes in minimum wages and health care benefit regulation,
•the effects of inflation and changes in our customers’ disposable income, spending trends and habits,
•the effectiveness of our credit card controls and Payment Card Industry ("PCI") compliance,

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 9, 2022. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of March 9, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the quarter ended March 9, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting due to the COVID-19 pandemic, despite the fact that many of our corporate office employees are working remotely. We are continually monitoring and assessing the COVID-19 situation to minimize the impact on the design and operating effectiveness of our internal controls.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings
There have been no material changes to our legal proceedings as disclosed in “Legal Proceedings” in Item 3 of Part I of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021.
Item 1A. Risk Factors
Except as described below, there have been no material changes during the quarter ended March 9, 2022 to the Risk Factors discussed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended August 25, 2021.

Item 5. Other Information
None
Item 6. Exhibits

4.1	Fourth Amendment to Shareholder Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 15, 2021, filed January 31, 2022 (File No. 001-08308))

31.1	Rule 13a-14(a)/15d-14(a) certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a)/15d-14(a) certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUBY’S, INC. (Registrant)

Date: 4/21/2022	By:	/s/ John Garilli
John Garilli
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: 4/21/2022	By:	/s/ Eric Montague
Eric Montague
Interim Chief Financial Officer
(Principal Financial Officer)