Form 10-KT
period 2022-05-31
LUB LIQUIDATING TRUST
filed 2022-09-02
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Ended

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From     August 26, 2021         to          May 31, 2022
 ____________________________________
Commission file number 001-08308
LUB Liquidating Trust
 (Exact name of registrant as specified in its charter)

Delaware	74-1335253
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
 Two Liberty Square, 9th Floor
Boston, Massachusetts 02109
(Address of principal executive offices, including zip code)

(617) 570-4600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

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

Luby’s, Inc. (“Luby’s”) currently has no shares of common stock outstanding and all of its assets have been transferred to LUB Liquidating Trust (the “Trust”). Units of beneficial interest in the Trust have been issued to the shareholders of Luby’s effective May 31, 2022, as explained in more detail in this report. The Trust’s units are not listed on an exchange. Therefore, Luby’s and Trust has no public float.

The registrant had 31,300,837 units of beneficial interest outstanding as of August 29, 2022.

Documents incorporated by reference: None

Auditor Name:    N/A                Auditor Location:    N/A            Auditor Firm ID:    9999

Luby’s, Inc.
Form 10-K
Period Beginning August 26, 2021 and ended May 31, 2022

Additional Information
Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at http://www.sec.gov. Our website address is www.lubysinc.com. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

FORWARD-LOOKING STATEMENTS
This Transition Report on this "Form 10-K” contains statements that are “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•the timing and amount of any liquidating distribution made,
•future sales of assets and the amount of proceeds that we may receive as a result of any such sales, and
•the resolution of any outstanding creditor claims and liabilities.
In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by the Trustees in light of their experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although management believes that its assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of its control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:
•our ability to successfully sell our remaining assets, realize the proceeds from the sale thereof and to accurately estimate the expenses associated with such dispositions, the functioning of the Trust and the remaining claims and liabilities,
•our ability to successfully resolve all our outstanding or unknown future creditor claims and liabilities,
•the duration of the COVID-19 pandemic and its impact on general business and economic conditions,
•the ability to realize property values,
•collectability of accounts receivable, including payment of principal and interest on promissory notes received as consideration for asset sales,
•costs relating to legal proceedings, and
•changes in governmental regulations and the cost of compliance and increases in administrative operating expenses.
Each forward-looking statement speaks only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Investors should be aware that the occurrence of the events described above and elsewhere in this report could have material adverse effect on our ability to liquidate our assets.

PART I

Item 1. Business
References to “Company” or "Luby's" refer to Luby’s, Inc., RFL, LLC (formerly known as Luby's Fuddruckers Restaurants, LLC), a Texas Limited Liability Company ("LFR")) and the consolidated subsidiaries of Luby’s, Inc. and references to "Trust" refer to LUB Liquidating Trust. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants. With respect to the period prior to May 31, 2022, references to "we", "our", or "us" refer to Luby's and with respect to the periods after May 31, 2022, refer to the Trust.
Dissolution and Termination of the Company
On May 31, 2022, the Company, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of a liquidating trust, LUB Liquidating Trust (the “Trust”), for the benefit of the stockholders of the Company, to facilitate the dissolution and termination of the Company in accordance with the Plan of Liquidation and Dissolution of the Company (the "Plan of Liquidation" or the “Plan”) that was previously approved by the Company’s stockholders on November 17, 2020. The trustees of the Trust consist of the Company’s Interim President and Chief Executive Officer, John Garilli, and members of the Company’s board of directors, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.
At 5:00 p.m. Eastern Daylight Time on May 31, 2022 ("the Effective Time"), the Company transferred its remaining assets (including its membership in Luby's Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for our common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.
At the Effective Time of the transfer, holders of the Company's common stock automatically received one unit in the Trust ("Unit") for each share of the Company's common stock held by such holder. Units in the Trust will not be listed on the New York Stock Exchange, or any other exchange, and will generally not be transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all outstanding shares of the Company are automatically deemed to be cancelled. In anticipation of the transfer, we cancelled the 500,000 shares of common stock we held as Treasury Shares.
The Company has filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.
The Trust will terminate upon the earlier of three years from the date of creation or the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law, unless the Trustees determine that a longer period is needed to sell real estate or collect payment in full of any installment obligations owed by a purchaser of assets of the Company or Trust assets and to make any final distribution of any such proceeds.
The Trust is headquartered in Boston, Massachusetts, with its corporate headquarters is located at Two Liberty Square, 9th Floor, Boston, MA 02109, telephone number (617) 570-4600. The Company website is www.lubysinc.com. The information on the Company website is not, and shall not be deemed to be, a part of this transition report on Form 10-K or incorporated into any of our other filings with the SEC.
Luby’s Cafeterias
On August 26, 2021, the Company sold the Luby’s Cafeteria brand and 35 operating locations to Luby’s Restaurant Corporation, an unrelated third party. As of May 31, 2022, the remaining operating Luby's cafeterias that are owned or leased by the Trust are operated by the purchaser of the Luby's brand under a management agreement. See Item 2. Properties.
Fuddruckers
On August 6, 2021, the Company sold the Fuddruckers franchise brand to an affiliate of Black Titan Holdings, LLC, who previously acquired 13 franchise locations. As of May 31, 2022, the remaining operating Fuddruckers restaurant that is owned by the Trust is leased to and operated by an affiliate of Black Titan Holdings, LLC and the remaining operating Fuddruckers restaurant that is leased by the Trust is operated under a management agreement. See Item 2. Properties.
Culinary Services
On March 28, 2022, the Company sold the Culinary Services business to a company affiliated with a related party. See Item 13. Certain Relationships, Related Persons and Director Independence for further discussion of this transaction.

Real Estate
During the fiscal period beginning August 26, 2021 and ended May 31, 2022, the Company sold 39 real estate assets pursuant to its Plan of Liquidation. Subsequent to May 31, 2022, the Trust has sold four additional real estate assets pursuant to the Plan. See Item 2. Properties.
Other Assets and Liabilities
The Company’s liabilities as of May 31, 2022 are disclosed in the consolidated statement of net assets in liquidation included in Item 8. of this Transition Report. They consist of accounts payable, accrued expenses and other liabilities, operating lease liabilities, liability for estimated costs in excess of estimated receipts during liquidation, and other liabilities. The Company paid all outstanding amounts due under its credit facility and the facility was terminated, effective September 30, 2021.
Under the Plan, the Trust intends to attempt to convert all of its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Trust.
Employees
As of August 29, 2022, we had eight employees providing administrative support to the Trust.
Item 1A. Risk Factors
The risks and uncertainties described below should be carefully reviewed together with all other information included in this transition report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our financial condition and the timing and amount of future liquidating distributions, if any. The occurrence of any of the following risks could harm our financial condition and the timing and amount of future liquidating distributions, if any.
We may not be able to pay liquidating distributions to our unitholders at the times and in the amounts expected.
We cannot predict the timing or amount of any liquidating distributions, as uncertainties exist as to the value we may receive upon the sale of our assets, the net value of any remaining assets after such sales are completed, the ultimate amount of our expenses associated with completing our monetization strategy, liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions. These and other factors make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to unitholders or the timing of any such distributions.
The amount of cash available to distribute to unitholders depends on our ability to successfully dispose of all or substantially all of our assets.
Our efforts to monetize the Trust’s assets may not be successful, which would significantly reduce the proceeds of such disposition available for distribution to unitholders. There will be risks associated with any potential divestiture transaction, including whether we will attract potential acquirers for the Trust’s assets, and whether offers made by such potential acquirers, if any, will be at valuations that we deem reasonable. Moreover, we are not able to predict how long it will take to complete our monetization of the Trust’s assets. The timing and terms of any transaction in furtherance of our dissolution and termination will depend on a variety of factors, many of which are beyond our control. A delay in, or failure to complete, any such transaction could have a material effect on the amount of any potential distributions to unitholders.
In addition, our ability to successfully monetize the Trust’s assets could be materially negatively affected by economic conditions generally, including public health risks related to COVID-19. We are exploring and evaluating potential transactions, the success or timing of which may be impacted by the effects of the COVID-19 pandemic. In order to successfully monetize our assets, we must identify and complete one or more additional transactions with third parties. Our assets and the availability of potential buyers of our assets may be significantly impacted by public health issues or pandemics, including COVID-19. The uncertain severity and impact of COVID-19 could result in reduced demand to purchase our assets by third parties or reduced values such parties may ascribe to our assets.
Even if we are able to identify potential transactions in furtherance of our monetization of the Trust’s assets, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all, which risk may be heightened due to the uncertainty of COVID-19 and its impact. If financing is unavailable to potential buyers of our assets, or if potential buyers are unwilling to engage in transactions due to the uncertainty in the market, our ability to complete such transactions would be significantly impaired, which could cause the amounts ultimately available for distribution to unitholders to be dependent on the operational success of the buyers of our assets.
Any negative impact on such third parties due to any of the foregoing events could cause costly delays and have a material adverse effect on our ability to make liquidating distributions to unitholders, including our ability to realize full value from a sale or other disposition of our assets. Any such negative impacts could also reduce the amount of liquidating distributions to unitholders.

We will continue to incur liabilities and expenses that will reduce the amount available for liquidating distributions to unitholders.
Liabilities and expenses from operations, such as insurance, legal, accounting and consulting fees and other administrative expenses, will continue to be incurred as we complete the monetization of our assets. To the extent that these expenses and liabilities exceed our current estimates they will reduce the amount of assets available for future liquidating distributions to our unitholders.

Failure to collect accounts receivable or amounts receivable under promissory notes provided by buyers of our businesses and assets could adversely affect our financial performance and net assets in liquidation.
We have been provided promissory notes by buyers of our businesses and assets. Failure to recognize the amounts anticipated to be collectible under these notes would adversely affect our net assets in liquidation and could reduce the amount of liquidating distributions to unitholders.
We face the risk of adverse litigation, which could have a material adverse effect on our financial performance.
We may, from time to time, be the subject of complaints or litigation challenging the Plan of Liquidation, which may name the Trust or the Trustees as defendants. If such a lawsuit is filed, we cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. Claims may be expensive to defend and may divert time and money away from our efforts to monetize our assets and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial performance and net assets in liquidation and reduce the amount available for liquidating distributions to unitholders.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition and reduce the amount of future liquidating distributions to our unitholders.
We may incur costs to comply with federal, state and local laws and regulations.
The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may increase our operating costs. Failure to timely comply with these rules and regulations could result in penalties.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes our owned properties as of August 29, 2022.

Number of Properties
Restaurant Locations:
Luby's cafeterias operated by Luby's Restaurant Corporation under a management agreement	3
Fuddruckers restaurant leased to Black Titan Holdings	1
Total Restaurant Locations	4
Non-occupied locations	7
Total	11
The following table summarizes our leased properties as of August 29, 2022.

Number of Properties
Occupied Restaurants:
Luby's cafeterias operated by Luby's Restaurant Corporation under a management agreement	8
Fuddruckers restaurant operated by Black Titan under a management agreement	1
Total Occupied Restaurants	9
Abandoned restaurant property leases	6
Total	15
At May 31, 2022, we have leases on six restaurant properties where we have ceased operations. Although the Trust remains obligated under the terms of the leases for the rent and other costs that may be associated with the leases, operations have ceased and there are no plans to occupy the leased spaces as a restaurant in the future.
Our corporate office lease of approximately 13,000 square feet of office space expired in June 2022.
We maintain general liability insurance and property damage insurance on all properties in amounts which we believe provides adequate coverage.
Item 3. Legal Proceedings
We are subject to various private lawsuits, administrative proceedings and claims that arose in the ordinary course of Luby's business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. We currently believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on our net assets or our ability to monetize our remaining assets.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public market for the units of beneficial interest in the Trust (the "Units"). On May 31, 2022, the Company filed its certificate of dissolution with the Secretary of State of Delaware, which became effective on that date, and transferred its remaining assets and liabilities to the Trust. Upon the transfer of the assets and liabilities to the Trust, the Company's stock records were closed, all of the outstanding shares of the Company's common stock were cancelled, and each stockholder of the Company automatically became the holder of one Unit for each one share of common stock of the Company then currently held of record by such stockholder. The Units are not and will not be listed on any exchange or quoted on any quotation system. The Units generally will not be transferable or assignable, except by will, intestate succession, or operation of law.
Equity Compensation Plans
There are no Securities authorized under our equity compensation plans as of May 31, 2022. See Market Information above.

Stock Performance Graph
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 6. (Reserved)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal period beginning August 26, 2021 and ended May 31, 2022 (“fiscal 2022”) and the fiscal year ended August 25, 2021, (“fiscal 2021”) included in Part II, Item 8 of this Transition Report on Form 10-K.
During the period beginning August 26, 2021 and ended May 31, 2022:
•we sold 35 Luby's restaurants and 1 Fuddruckers restaurant that were operating at the time of sale,
•we closed operations at 8 Luby's restaurants and 4 Fuddruckers restaurants.
•Effective May 28, 2022, Black Titan Holdings, LLC assumed operations of the Company's one remaining Fuddruckers restaurant under a lease agreement.
The Company entered into a management agreement with the purchaser of the Luby's brand to assume operations of the Company's 10 remaining Luby's cafeterias, effective June 2, 2022. As of this date, we no longer operate any Luby's cafeterias or Fuddruckers restaurants.

Overview
Dissolution and Termination of the Company
On May 31, 2022, the Company, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of a liquidating trust, LUB Liquidating Trust (the “Trust”), for the benefit of the stockholders of the Company, to facilitate the dissolution and termination of the Company in accordance with the Plan of Liquidation and Dissolution of the Company (the "Plan of Liquidation" or the “Plan”) that was previously approved by the Company’s stockholders on November 17, 2020. The trustees of the Trust consist of the Company’s Interim President and Chief Executive Officer, John Garilli, and members of the Company’s board of directors, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.
At 5:00 p.m. Eastern Daylight Time on May 31, 2022 ("the Effective Time"), the Company transferred its remaining assets (including its membership in Luby's Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for our common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.
At the Effective Time of the transfer, holders of the Company's common stock automatically received one unit in the Trust ("Unit") for each share of the Company's common stock held by such holder. Units in the Trust will not be listed on the New York Stock Exchange, or any other exchange, and will generally not be transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all outstanding shares of the Company are automatically deemed to be cancelled. In anticipation of the transfer, we cancelled the 500,000 shares of common stock we held as Treasury Shares.
The Company has filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.
The Trust will terminate upon the earlier of three years from the date of creation or the final distribution from the Trust of all Trust Assets in compliance with the Delaware General Corporation Law, unless the Trustees determine that a longer period is needed to sell real estate or collect payment in full of any installment obligations owed by a purchaser of assets of the Company or Trust Assets and to make any final distribution of any such proceeds.
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").
Following the Adoption of the Plan of Liquidation
As a result of the approval of the Plan by our shareholders, we determined that liquidation was imminent, as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-30 Financial Statement Presentation, Liquidation Basis of Accounting ("ASC 205-30") and we changed our basis of accounting from the going concern basis to the liquidation basis effective November 19, 2020. Although shareholder approval of the Plan occurred on November 17, 2020, we are using the liquidation basis of accounting effective November 19, 2020 as a convenience date. Any activity between November 17, 2020 and November 19, 2020 would not be materially different under the liquidation basis of accounting.
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
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes business unit valuations representing previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-

producing real estate. For estimated business unit valuations we considered estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, were also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
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
Net assets in liquidation represents the estimated liquidation value to unitholders upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our unitholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
Prior to May 31, 2022, we had one class of common stock. As further discussed at Note 1. Nature of Operations and Significant Accounting Policies, the dissolution and termination of the Company resulted in holders of our common stock receiving one unit of the Trust for each share of common stock and the common stock was cancelled. The net assets in liquidation at May 31, 2022 would result in liquidating distributions of $1.96 per unit in the Trust based on 31,300,837 common shares that were converted to units in the Trust on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, any changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
COVID-19
The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we monetize our remaining assets.
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
•On August 26, 2021, we sold the Luby’s Cafeterias brand name and the business operations at 35 Luby’s locations to an unrelated third party for an adjusted aggregate consideration of approximately $28.4 million which includes the assumption of certain liabilities and the issuance of notes to us. There can be no assurance that we will realize or receive full value of such consideration. The net asset value of the sale is included in properties and business units for sale on the accompanying consolidated statement of net assets in liquidation at August 25, 2021 and in various accounts on the accompanying consolidated statement of net assets in liquidation at May 31, 2022 at the aggregate amount we expect to receive upon liquidation.
•On March 28, 2022, we sold our Culinary Contract Services business, which did not include our frozen packaged foods business, to Culinary Concessions, LLC ("Purchaser"), a member managed limited liability company. Purchaser is wholly owned by Pappas Restaurants, Inc. ("PRI"). PRI is jointly owned and controlled by Christopher J. Pappas and Harris J. Pappas ("Messrs. Pappas"), who were formerly directors and officers of the Company and who were owners of greater than 5% of our common stock.
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
•In February 2021, we completed the sale and transfer of a previously company-owned Fuddruckers restaurant to HPCP Investments, LLC, a company affiliated with Messr. Pappas. Proceeds from the sale were approximately $0.2 million. Concurrent with the sale, PRI, entered into a franchise agreement with us to operate a Fuddruckers restaurant at this location. Also as part of this transaction, our operating lease with HPCP Investments, LLC for this location was terminated and our remaining lease obligation was cancelled. Each of these transactions was approved by the Finance and Audit Committee of our Board of Directors. These transactions were monetization events under the Plan of Liquidation.
•Effective May 28, 2022, Black Titan Holdings, LLC assumed operations of the Company's one remaining Fuddruckers restaurant under a lease agreement.
Cafeterias
•The Company entered into a management agreement with the purchaser of the Luby's brand to assume operations of the Company's 10 remaining Luby's cafeterias, effective June 2, 2022.
Real Estate
•During fiscal year 2020, we sold nine properties for total gross proceeds of approximately $23.7 million.
•During fiscal year 2021, we sold 11 properties for total gross proceeds of approximately $32.1 million.
•During the fiscal period beginning August 26, 2021 and ended May 31, 2022 we sold 39 properties for total gross proceeds of $118.7 million.
•Subsequent to May 31, 2022, through August 29, 2022 we have closed on the sale of 4 properties for total gross proceeds of approximately $7.6 million.
•As of August 29, 2022, the Company owns 11 properties.

Liquidating Distributions
During the fiscal period ending May 31, 2022, we made the following liquidation distributions to the holders of our common stock:
•On November 1, 2021, we paid $62.2 million, or $2.00 per share to shareholders of record as of October 25, 2021.
•On March 28, 2022, we paid $15.5 million, or $0.50 per share to shareholders of record as of March 21, 2022.
•On May 24, 2022, we paid $6.2 million, or $0.20 per share to shareholders of record as of May 17, 2022.
General and Administrative Expenses
As we continue the efforts to monetize our assets, we remain focused on reducing our operating and administrative costs, when appropriate, to provide maximum liquidation value to our unitholders.
Accounting Periods
Historically, the Company’s fiscal year ended on the last Wednesday in August. Accordingly, each fiscal year normally consisted of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, there was a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. The first fiscal quarter consisted of four four-week periods, or 16 weeks, and the remaining three quarters typically included three four-week periods, or 12 weeks, in length. The fourth fiscal quarter included 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year.
The Trust's fiscal year will be the twelve months beginning January 1 and ending December 31, which will be effective beginning June 1, 2022 for the year ending December 31, 2022.

RESULTS OF OPERATIONS
Under the liquidation basis of accounting subsequent to November 18, 2020, we no longer report results of operations information. Comparisons of the 12 week period ended November 18, 2020 to future periods are not meaningful.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our ability to meet our obligations is contingent upon the monetization of our remaining assets. We expect that the proceeds from the sale of our assets will be adequate to meet our obligations; however, we cannot provide assurance as to the prices or net proceeds we may receive from the monetization of our assets.
STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY
We had no long-term investments as of May 31, 2022.
STATUS OF TRADE ACCOUNTS AND NOTES RECEIVABLES, NET
We monitor the aging of our receivables and record reserves to adjust to estimated net realizable value, as appropriate.
Our notes receivable at May 31, 2022 and August 25, 2021 are recorded in our consolidated statement of net assets at the amount we expect to realize based on the credit terms of the notes. See Note 7. Accounts and Notes Receivable in our consolidated financial statements included in Item 8. of this Transition Report on Form 10-K for a further description of the notes. We continue to monitor the terms of the notes receivable and the payment history of the issuers to determine net realizable value.
CAPITAL EXPENDITURES
Capital expenditures for the period beginning August 26, 2021 and ended May 31, 2022 were not material. We do not expect future capital expenditures to be significant.
DEBT
The following table summarizes our debt balances (in thousands).

	May 31, 2022	August 25, 2021
Long-Term Debt
2018 Credit Agreement - Revolver	$—	$5,000
2018 Credit Agreement - Term Loans	—	12,024
Total credit facility debt	$—	$17,024
2018 Credit Agreement
All amounts outstanding under this Credit Facility were repaid and the Credit Agreement was terminated on September 30, 2021.
COMMITMENTS AND CONTINGENCIES
The Company has no off-balance sheet arrangements.
As of May 31, 2022, we had approximately $3.3 million committed under lines of credit, which are used as security for the payment of insurance and other obligations and are fully cash collateralized.
From time to time, we are subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of our former business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. We believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on the Trust’s cash flows and net assets under liquidation.

AFFILIATIONS AND RELATED PARTIES
Christopher J. Pappas, our former Chief Executive Office and Harris J. Pappas, a former Director of the Company, own two restaurant entities (the “Pappas entities”) that, from time to time, provided services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities owned greater than 5% of the Company's common stock.
There were no purchases under this agreement for the fiscal period ended May 31, 2022. Our purchases under this agreement were not material for the fiscal year ended August 25, 2021. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.
Operating Leases
We had leased two restaurant locations that were owned by a Pappas entity. The leases were terminated on December 31, 2020 and February 26, 2021, respectively. Rent payments under the two lease agreements discussed above were not material for the fiscal year ended August 25, 2021.
Fuddruckers Franchise
In February 2021, we completed the sale and transfer of a previously company-owned Fuddruckers restaurant to HPCP Investments, LLC, one of the Pappas entities, for cash proceeds of approximately $0.2 million and the termination of our operating lease on the property, discussed above. Concurrent with the sale, Pappas Restaurants, Inc. entered into a franchise agreement with us to operate a Fuddruckers restaurant at this location. Each of these transactions was approved by the Finance and Audit Committee of our Board of Directors. We sold the Fuddruckers Franchise business on August 6, 2021.
Culinary Contract Services Business
On March 28, 2022, we sold our Culinary Contract Services business, which did not include our frozen packaged foods business, to Culinary Concessions, LLC ("Purchaser"), a member managed limited liability company. Purchaser is wholly owned by Pappas Restaurants, Inc. ("PRI"). PRI is jointly owned and controlled by Messrs. Pappas.
Key Management Personnel
Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $20,000 for so long as Mr. Garilli served the Company in said positions. The Company also entered into an Indemnity Agreement with Mr. Garilli and WCA.
Effective September 8, 2021, the Board of Directors appointed Eric Montague as the Company's Interim Chief Financial Officer and Treasurer. The Company and Mr. Montague's employer, WCA, entered into an agreement pursuant to which the Company paid WCA a monthly fee of $10,000 for so long as Mr. Montague served the Company in said positions.
The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of our Quarterly Report on Form 10-Q for the quarters ended March 10, 2021, June 2, 2021, December 1, 2021, and March 9, 2022, and for the filing of our Annual Report on Form 10-K for the fiscal year ended August 15, 2021, respectively. WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1, “Nature of Operations and Significant Accounting Policies,” to our Consolidated Financial Statements included in Item 8 of Part II of this report. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. The Trustees believe the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements.
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
Properties and business units for sale
In developing the estimated net realizable value for our properties and business units held for sale, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we consider comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For estimated business unit valuations, we consider estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, is also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
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
NEW ACCOUNTING PRONOUNCEMENTS
There are no new accounting pronouncements that are applicable or relevant to the Company, or the Trust, under the Liquidation Basis of Accounting.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item  8. Financial Statements and Supplementary Data

Luby’s, Inc.
Consolidated Statements of Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	May 31, 2022	August 25, 2021
	(in thousands)
ASSETS
Cash and cash equivalents	$10,107	$14,392
Accounts and notes receivable	20,796	10,184
Restricted cash and cash equivalents	3,832	5,492
Properties and business units for sale	40,094	176,960
Other assets	3,000	$—
Total Assets	$77,829	$207,028

LIABILITIES
Accounts payable	$1,252	$2,968
Accrued expenses and other liabilities	7,011	12,383
Credit facility debt	—	17,024
Operating lease liabilities	4,570	7,181
Liability for estimated costs in excess of estimated receipts during liquidation	2,965	11,289
Other liabilities	525	1,390
Total Liabilities	$16,323	$52,235

Commitments and Contingencies

Net assets in liquidation (Note 4)	$61,506	$154,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statements of Changes in Net Assets in Liquidation
(Liquidation Basis)
(Unaudited)

	Period from August 26, 2021 through May 31, 2022	Period from November 19, 2020 through August 25, 2021
	(40 weeks)
	(in thousands)
Net assets in liquidation, beginning of period	$154,793	$117,341
Changes in net assets in liquidation
Changes in liquidation value of properties and business units for sale	(1,719)	18,431
Changes in accounts and notes receivable	—	3,615
Changes in estimated cash flows during liquidation	(7,935)	15,083
Net changes in liquidation value	(9,654)	37,129
Proceeds received from exercise of stock options	374	323
Distributions Paid	(84,007)	—
Changes in net assets in liquidation	(93,287)	37,452
Net assets in liquidation, end of period	$61,506	$154,793

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Operations
(Going Concern Basis)
(Unaudited)

Period Ended
November 18, 2020
(12 weeks)
(In thousands, except per share data)
SALES:
Restaurant sales	$36,485
Culinary contract services	4,918
Franchise revenue	530
Vending revenue	14
TOTAL SALES	41,947
COSTS AND EXPENSES:
Cost of food	9,348
Payroll and related costs	12,964
Other operating expenses	7,154
Occupancy costs	2,634
Cost of culinary contract services	4,467
Cost of franchise operations	294
Depreciation and amortization	2,142
Selling, general and administrative expenses	4,267
Other charges	416
Net provision (gain) on asset impairments and restaurant closings	(85)
Net loss (gain) on disposition of property and equipment	117
Total costs and expenses	43,718
LOSS FROM OPERATIONS	(1,771)
Interest income	8
Interest expense	(1,212)
Other income, net	30
Loss before income taxes and discontinued operations	(2,945)
Provision for income taxes	58
Loss from continuing operations	(3,003)
Loss from discontinued operations, net of income taxes	(16)
NET LOSS	$(3,019)
Loss per share from continuing operations:
Basic and diluted	$(0.10)
Loss per share from discontinued operations:
Basic and diluted	$0.00
Net loss per share:
Basic and diluted	$(0.10)
Weighted-average shares outstanding:
Basic and diluted	30,662

 The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Shareholders’ Equity
(Going Concern Basis)
(Unaudited)

	Common Stock
	Issued		Treasury
	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	(in thousands)
Balance at Balance at August 26, 2020	31,124	$9,960	(500)	$(4,775)	$35,655	$32,759	$73,599
Net loss for the period	—	—	—	—	—	(3,019)	(3,019)
Common stock issued under employee benefit plans	4	1	—	—	(1)	—	—
Share-based compensation expense	51	16	—	—	167	—	183
Balance at November 18, 2020	31,179	$9,977	(500)	$(4,775)	$35,821	$29,740	$70,763

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Consolidated Statement of Cash Flows
(Going Concern Basis)
(Unaudited)

Period Ended
November 18, 2020
(12 weeks)
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on asset impairments and restaurant closings	(85)
Net loss on disposition of property and equipment	117
Depreciation and amortization	2,142
Amortization of debt issuance cost	223
Share-based compensation expense	183
Cash used in operating activities before changes in operating assets and liabilities	(439)
Changes in operating assets and liabilities:
Decrease in trade accounts and other receivables	679
Increase in food and supply inventories	(950)
Decrease in prepaid expenses and other assets	909
Decrease in operating lease assets	1,928
Decrease in operating lease liabilities	(3,154)
Increase in accounts payable, accrued expenses and other liabilities	1,046
Net cash provided by operating activities	19
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of assets and property held for sale	114
Purchases of property and equipment	(433)
Net cash used in investing activities	(319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—
Net decrease in cash and cash equivalents and restricted cash	(300)
Cash and cash equivalents and restricted cash at beginning of period	21,825
Cash and cash equivalents and restricted cash at end of period	$21,525
Cash paid for:
Income taxes	$4
Interest	$1,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

Luby’s, Inc.
Notes to Consolidated Financial Statements
Fiscal Period Ended May 31, 2022
(Unaudited)

Note 1. Nature of Operations and Significant Accounting Policies
Nature of Operations
Luby's, Inc. is a Delaware corporation with headquarters in Houston, TX, (collectively, with its subsidiaries, the "Company", "we", "our", "us", or "Luby's". We operated restaurants under the brands Luby's Cafeteria, Fuddruckers and Cheeseburger in Paradise. We also had royalty arrangements with Fuddruckers franchisees. Under the Plan of Liquidation and Dissolution discussed below, we terminated our sub-license to the Cheeseburger in Paradise brand name in December 2020 and we sold the Fuddruckers brand and franchise business in on August 6, 2021.
On August 26, 2021, we sold the Luby's Cafeteria brand and the operations at 35 locations for aggregate consideration of $28.4 million, which included the assumption of certain liabilities by the buyer and the issuance of promissory notes, preferred stock and common stock warrants to us.
During the period beginning August 26, 2021 and ended May 31, 2022, we sold 39 real estate locations for total gross proceeds of approximately $118.7 million. A portion of the proceeds were used to fully repay our credit facility debt (See Note 10. Debt).
On March 28, 2022, we sold our Culinary Contract Services business to a related party, as more fully described at Note 13. Related Parties.
During the fiscal period ending May 31, 2022, we made the following liquidation distributions to the holders of our common stock:
•On November 1, 2021, we paid $62.2 million, or $2.00 per share to shareholders of record as of October 25, 2021.
•On March 28, 2022, we paid $15.5 million, or $0.50 per share to shareholders of record as of March 21, 2022.
•On May 24, 2022, we paid $6.2 million, or $0.20 per share to shareholders of record as of May 17, 2022.
Dissolution and Termination of the Company
On May 31, 2022, the Company, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of a liquidating trust, LUB Liquidating Trust (the “Trust”), for the benefit of the stockholders of the Company, to facilitate the dissolution and termination of the Company in accordance with the Plan of Liquidation and Dissolution of the Company (the "Plan of Liquidation" or the “Plan”) that was previously approved by the Company’s stockholders on November 17, 2020. The trustees of the Trust consist of the Company’s Interim President and Chief Executive Officer, John Garilli, and members of the Company’s board of directors, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.
At 5:00 p.m. Eastern Daylight Time on May 31, 2022 ("the Effective Time"), the Company transferred its remaining assets (including its membership in Luby's Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for our common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.
At the Effective Time of the transfer, holders of the Company's common stock automatically received one unit in the Trust ("Unit") for each share of the Company's common stock held by such holder. Units in the Trust will not be listed on the New York Stock Exchange, or any other exchange, and will generally not be transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all outstanding shares of the Company are automatically deemed to be cancelled. In anticipation of the transfer, we cancelled the 500,000 shares of common stock we held as Treasury Shares.
The Company has filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.
The Trust will terminate upon the earlier of three years from the date of creation or the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law, unless the Trustees determine that a longer period is needed to sell real estate or collect payment in full of any installment obligations owed by a purchaser of assets of the Company or Trust assets and to make any final distribution of any such proceeds.
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of Luby’s, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Periods
Historically, the Company’s fiscal year ended on the last Wednesday in August. Accordingly, each fiscal year normally consisted of 13 four-week periods, or accounting periods, accounting for 364 days in the aggregate. However, every fifth or sixth year, there was a fiscal year that consists of 53 weeks, accounting for 371 days in the aggregate. The first fiscal quarter consisted of four four-week periods, or 16 weeks, and the remaining three quarters typically included three four-week periods, or 12 weeks, in length. The fourth fiscal quarter included 13 weeks in certain fiscal years to adjust for our standard 52 week, or 364 day, fiscal year compared to the 365 day calendar year.
The Trust's fiscal year will be the twelve months beginning January 1 and ending December 31, which will be effective beginning June 1, 2022 for the year ending December 31, 2022.
Prior to Adoption of the Plan of Liquidation
The consolidated financial statements prior to November 19, 2020 were prepared on the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and were prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").
Following the Adoption of the Plan of Liquidation
As a result of the approval of the Plan by our shareholders, we determined that liquidation was imminent, as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 205-30 Financial Statement Presentation, Liquidation Basis of Accounting ("ASC 205-30") and we changed our basis of accounting from the going concern basis to the liquidation basis effective November 19, 2020. Although shareholder approval of the Plan occurred on November 17, 2020, we are using the liquidation basis of accounting effective November 19, 2020 as a convenience date. Any activity between November 17, 2020 and November 19, 2020 would not be materially different under the liquidation basis of accounting.
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
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and includes business unit valuations representing previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For estimated business unit valuations, we considered estimated values of the economic components of possible transactions, the value of a buyer assuming certain liabilities in a purchase transaction, and, in certain instances, indicative offers, as well as the probabilities of certain outcomes. Estimates for the liquidation value of the business units, or subset of operating restaurants, were also tested for reasonableness through a multiple of historical and projected business cash flows. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
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
Net assets in liquidation represents the estimated liquidation value to our unitholders upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our unitholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.
Subsequent Events
Events subsequent to the Company’s fiscal year ended May 31, 2022 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements.
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
Accounts and Notes Receivable
Under the liquidation basis of accounting trade, notes and other receivables are stated at the amount of their estimated cash proceeds.
Operating Leases
See Note 5. Leases.
Income Taxes
Under the going concern basis of accounting, the estimated future income tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as operating loss and tax credit carrybacks and carryforwards are recorded. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities (temporary differences) and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established against deferred tax assets when the Company determines, based on the weight of available evidence, that they are more likely to not be realized than realized. In the event the Company subsequently determines that it would be able to realize deferred income tax assets in excess of their net recorded amount, the Company would reduce the valuation allowance, which would reduce the provision for income taxes. See Note 7. Income Taxes for further discussion of the valuation allowance.
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
Under the liquidation basis of accounting, an estimate of future income tax liability is prepared based on the projected sale price of assets compared to the tax basis of the assets. Additionally, the Company takes into consideration any existing net loss or capital loss carryforwards in determining the estimate for future tax liabilities.
COVID-19
The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we monetize our remaining assets.

Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.
Recent Accounting Pronouncements
There are no new accounting pronouncements that are applicable or relevant to the Trust under the Liquidation Basis of Accounting.
Note 2. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing and estimates for receipts and costs associated with the operations of our business units until they are sold, the timing of business and property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. Upon transition to the liquidation basis of accounting on November 19, 2020, the Company accrued revenues and expenses expected to be earned or incurred during liquidation. The liability for estimated costs in excess of estimated receipts during liquidation at May 31, 2022, August 25, 2021 and November 19, 2020 were comprised of the following (in thousands):

	May 31, 2022	August 25, 2021	November 19, 2020
Total estimated receipts during remaining liquidation period	$8,560	$25,045	$92,017
Total estimated costs of operations	(438)	(20,763)	(76,151)
Selling, general and administrative expenses	(8,503)	(9,585)	(18,745)
Interest expense	—	(151)	(2,305)
Interest component of operating lease payments	(1,315)	(2,307)	(7,064)
Capital expenditures	(5)	(120)	(943)
Sales costs	(1,264)	(3,408)	(4,079)
Total estimated costs during remaining liquidation period	(11,525)	(36,334)	(109,287)
Liability for estimated costs in excess of estimated receipts during liquidation	$(2,965)	$(11,289)	$(17,270)

The change in the liability for estimated costs in excess of estimated receipts during liquidation between November 19, 2020 and August 25, 2021 and between August 25, 2021 and May 31, 2022 are as follows (in thousands).

	August 25, 2021	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)		May 31, 2022
Assets:
Estimated net inflows from operations (1)	$1,855	$(882)	$5,829	$6,802	$6,802

	1,855	(882)	5,829	6,802	6,802
Liabilities:
Sales costs	(3,408)	2,599	(455)	(1,264)	(1,264)
Corporate expenditures (2)	(9,736)	14,542	(13,309)	(8,503)	(8,503)

	(13,144)	17,141	(13,764)	(9,767)	(9,767)

Liability for estimated costs in excess of estimated receipts during liquidation	$(11,289)	$16,259	$(7,935)	$(2,965)	$(2,965)

	November 19, 2020	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	August 25, 2021
Assets:
Estimated net inflows from operations (1)	$7,859	$(21,423)	$15,419	$1,855

	7,859	(21,423)	15,419	1,855
Liabilities:
Sales costs	(4,079)	1,876	(1,205)	(3,408)
Corporate expenditures (2)	(21,050)	10,445	869	(9,736)

	(25,129)	12,321	(336)	(13,144)

Liability for estimated costs in excess of estimated receipts during liquidation	$(17,270)	$(9,102)	$15,083	$(11,289)
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
Note 3. Net Assets in Liquidation
Current Fiscal Period Activity
Net assets in liquidation decreased by $93.3 million during the period from August 26, 2021 through May 31, 2022. The decrease was primarily due to liquidating distributions to shareholders of $84.0 million, a $7.9 million net decrease due to the remeasurement of assets and liabilities and a $1.7 million net decrease in the estimated value of properties and business units held for sale.
The net decrease in properties and business units for sale was due to changes in values attributable to properties that have been sold, or are under contract to sell with non-refundable deposits, at prices that were different than our previously estimated liquidation values..

The $7.9 million net decrease generated by the remeasurement of assets and liabilities was mainly due to a $9.3 million decrease in projected future cash flows from operations and corporate activity, primarily as a result of changes in estimated holding periods for our operating properties, as well as increases in actual and projected sales closing costs of $0.4 million. These decreases were partially offset by actual operating results exceeding projected operating results for the period by $1.8 million.
Prior to May 31, 2022, we had one class of common stock. As further discussed at Note 1. Nature of Operations and Significant Accounting Policies, the dissolution and termination of the Company resulted in holders of our common stock receiving one unit of the Trust for each share of common stock and the common stock was cancelled. The net assets in liquidation at May 31, 2022 would result in liquidating distributions of $1.96 per unit in the Trust based on 31,300,837 common shares that were converted to units in the Trust on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and business units. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
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
Prior Fiscal Period Activity
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
(In thousands)
Cash and cash equivalents	$14,874
Restricted cash and cash equivalents	6,651
Total cash and cash equivalents shown in the statement of cash flows	$21,525
Restricted cash and cash equivalents as of May 31, 2022 and August 25, 2021 was $3.8 million and $5.5 million., respectively. Amounts included in restricted cash at May 31, 2022 represent those required to be set aside for (1) collateral for a letter of credit required to guarantee payment to our largest food vendor, (2) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (3) prefunding of the credit limit under our corporate purchasing card program. Restricted cash at August 25, 2021 also included the estimated amount of interest payable in the next 12 months under the Credit Agreement (see Note 10. Debt) that was released during the first quarter of fiscal 2022 when all amounts due under the Credit Agreement were paid and the Credit Agreement was terminated.
Note 5. Leases
Under the going concern basis of accounting, we accounted for our operating leases as described below. Under the liquidation basis of accounting, we value the operating lease right-of-use assets at zero, since we do not expect to receive cash proceeds or other consideration for the right-of-use assets.
We determined if a contract contains a lease at the inception date of the contract. Our material operating leases consisted of restaurant locations and administrative facilities ("Property Leases"). U.S. GAAP requires that our leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation began at the date on which the leased asset was available for our use (the “Commencement Date”) and the lease term used in the evaluation included the non-cancellable period for which we have the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option was reasonably certain and failure to exercise such option would result in an economic penalty (the "Reasonably Certain Lease Term"). Our lease agreements generally contain a primary term of five years to 30 years with one or more options to renew or extend the lease generally from one year to five years each. In addition to leases for our restaurant locations and administrative facilities, we also lease vehicles and administrative equipment under operating leases.
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
Weighted-average lease terms and discount rates were as follows.

	May 31, 2022	August 25, 2021
Weighted-average remaining lease term	4.74 years	4.72 years
Weighted-average discount rate	9.83%	9.55%
Under the going concern basis of accounting, components of lease expense were as follows:

12 Weeks Ended
November 18, 2020
(in thousands)
Operating lease expense	$1,120
Variable lease expense	138
Short-term lease expense	92
Sublease expense	18
Total lease expense	$1,368
Supplemental disclosures of cash flow information related to leases were as follows:

12 Weeks Ended
November 18, 2020
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$2,358
Right-of-use assets obtained in exchange for lease liabilities	$—
Operating lease obligations maturities in accordance with Topic 842 as of May 31, 2022 were as follows:

(In thousands)
Less than One Year	$1,665
One to Three Years	1,750
Three to Five Years	933
Thereafter	1,537
Total lease payments	5,885
Less: imputed interest	(1,315)
Present value of operating lease obligations	$4,570
Abandoned Leased Facilities - Liability for Store Closing
As of May 31, 2022 and August 25, 2021, we classified six and seven leased restaurants locations, respectively, as abandoned. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as a company restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During fiscal 2022 we settled and terminated one abandoned lease.
The liability for our abandoned leases were as follows (in thousands).

	May 31, 2022	August 25, 2021
Included in Operating lease liabilities	$775	$1,656
Included in Accrued expenses and other liabilities	1,013	1,381
Total	$1,788	$3,037

Note 6. Reportable Segments
Segment Table
The tables below show segment financial information under the going concern basis of accounting.

12 Week Period Ended
November 18, 2020
(In thousands)
Sales:
Luby's cafeterias	$31,949
Fuddruckers restaurants	4,550
Culinary contract services	4,918
Fuddruckers franchise operations	530
Total	$41,947
Segment level profit:
Luby's cafeterias	$4,896
Fuddruckers restaurants	(412)
Cheeseburger in Paradise restaurants	(85)
Culinary contract services	451
Fuddruckers franchise operations	236
Total	$5,086
Depreciation and amortization:
Luby's cafeterias	$1,530
Fuddruckers restaurants	167
Culinary contract services	8
Fuddruckers franchise operations	1
Corporate	436
Total	$2,142

12 Week Period Ended
November 18, 2020
(In thousands)
Capital expenditures:
Luby's cafeterias	$416
Fuddruckers restaurants	17
Total	$433

12 Week Period Ended
November 18, 2020
(In thousands)
Loss before income taxes and discontinued operations:
Segment level profit	$5,086
Depreciation and amortization	(2,142)
Selling, general and administrative expenses	(4,267)
Other charges	(416)
Net provision for asset impairments and restaurant closings	85
Net gain on disposition of property and equipment	(117)
Interest income	8
Interest expense	(1,212)
Other income, net	30
Total	$(2,945)
Note 7. Accounts and Notes Receivable
In connection with the sale of the Fuddruckers brand and franchise business in fiscal 2021 and the sale of the Luby's Cafeterias brand name and business in fiscal 2022, we received secured promissory notes (the "Notes") from the respective buyers of the brands. The Notes are carried at the aggregate amount we expect to receive upon monetization of the Notes and are included in accounts and notes receivable in our consolidated statements of net assets in liquidation.
Note 8. Income Taxes
The following table details the categories of total income tax assets and liabilities resulting from the cumulative tax effects of temporary differences:

	May 31, 2022	August 25, 2021
	(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$219	$402
Deferred compensation	—	80
Net operating losses	36	10,603
General business and foreign tax credits	10,823	12,105
Depreciation, amortization and impairments	2,772	2,291
Interest expense	—	1,953
Lease liabilities	987	1,551
Straight-line rent, dining cards, accruals, and other	395	416
Subtotal	15,232	29,401
Valuation allowance	(14,985)	(28,506)
Total deferred income tax assets	247	895
Deferred income tax liabilities:
Property taxes and other	763	680
Lease assets	588	924
Total deferred income tax liabilities	1,351	1,604
Net deferred income tax asset	$(1,104)	$(709)

At May 31, 2022, we recognized a net deferred tax liability of $1.1 million after valuation allowance as a result of anticipated taxable gains to be generated from future property sales as part of our Plan of Liquidation and our ability to utilize our deferred tax assets. The most significant deferred tax asset prior to valuation allowance is our general business tax credits carryovers to future years of $10.8 million. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2002, will begin to expire at the end of fiscal 2022 through 2039, if not utilized by then. The utilization of general business credits is subject to limitations based on the federal income tax liability before applying the general business credits within a tax year. Deferred tax assets available to be utilized against state taxable gains generated on future property sales will differ per state jurisdiction. The net deferred tax liability is included in other liabilities on our consolidated statement of net assets in liquidation at May 31, 2022.
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax net operating losses and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including the Plan of Liquidation. In the third quarter of fiscal 2018, we concluded that a full valuation allowance on our net deferred tax assets was necessary. As of May 31, 2022, we recognized a net deferred tax liability due to our expectation that we will be able to utilize our deferred tax assets as a result of implementing our Plan of Liquidation.
An analysis of the provision for income taxes for continuing operations under the going concern basis of accounting was as follows.

12 Week Period Ended
November 18, 2020
(In thousands)
Current federal and state income tax expense	$54
Current foreign income tax expense	4
Provision for income taxes	$58

Under the going concern basis of accounting and relative only to continuing operations, the reconciliation of the expense for income taxes to the expected income tax expense, computed using the statutory tax rate, was as follows.

	12 Week Period Ended
	November 18, 2020
	Amount	%
	(in thousands, except percentages)
Income tax benefit from continuing operations at the federal rate	$(618)	21.0%
Permanent and other differences:
Stock options and restricted stock	4	(0.1)
Other permanent differences	1	—
State income tax, net of federal benefit	53	(1.8)
Other	70	(2.4)
Change in valuation allowance	548	(18.7)
Provision for income taxes from continuing operations	$58	(2.0)%

For the fiscal period ended May 31, 2022, the Company is estimated to report a federal taxable income of $8.1 million. For the fiscal year ended August 25, 2021, the Company generated a federal taxable loss of $3.4 million.
Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Company's U.S. federal income tax return remains open to examination for fiscal 2019 through fiscal period ended May 31, 2022.
There were no payments of federal income taxes in fiscal 2022 or fiscal 2021. The Company has had income tax filing requirements in over 30 states. State income tax payments were $0.3 million and $0.3 million in fiscal period ending May 31, 2022 and fiscal year 2021, respectively.

The following table is a reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of fiscal year 2021 and the fiscal period ended May 31, 2022.

Balance as of August 26, 2020	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of August 25, 2021	$25
Decrease based on prior year tax positions	—
Interest Expense	—
Balance as of May 31, 2022	$25
The unrecognized tax benefits would favorably affect the Company’s effective tax rate in future periods if they are recognized. There is no interest associated with unrecognized benefits as of May 31, 2022. Under the going concern basis of accounting, the Company had included interest or penalties related to income tax matters as part of income tax expense. It is reasonably possible that the amount of unrecognized tax benefits with respect to our uncertain tax positions could significantly increase or decrease within 12 months. However, based on the current status of examinations, it is not possible to estimate the future impact, if any, to recorded uncertain tax positions as of May 31, 2022.
Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.
Note 9. Current Accrued Expenses and Other Liabilities
The following table sets forth current accrued expenses and other liabilities as of May 31, 2022 and August 25, 2021.

	May 31, 2022	August 25, 2021
	(In thousands)
Salaries, compensated absences, incentives, and bonuses	$32	$1,621
Operating expenses	164	708
Unredeemed gift and dining cards	10	956
Taxes, other than income	907	4,675
Accrued claims and insurance	882	1,051
Lease termination costs (1)	1,013	1,381
Income taxes, legal and other	4,003	1,990
Total	$7,011	$12,382

(1) See Note 5. Leases for further discussion of lease termination costs.

Note 10. Debt
The following table summarizes our debt balances (in thousands).

	May 31, 2022	August 25, 2021
Long-Term Debt
2018 Credit Agreement - Revolver	$—	$5,000
2018 Credit Agreement - Term Loans	—	12,024
Total credit facility debt	$—	$17,024
2018 Credit Agreement
All amounts outstanding under this Credit Facility were repaid and the Credit Agreement was terminated on September 30, 2021.
On December 13, 2018, we entered into a credit agreement, (the “Credit Agreement”) among the Company, the lenders from time to time party thereto, and a subsidiary of MSD Capital, MSD PCOF Partners VI, LLC (“MSD”), as Administrative Agent, pursuant to which the lenders party thereto agreed to make loans to the Company from time to time up to an aggregate principal amount of $80.0 million consisting of a $10.0 million revolving credit facility (the “Revolver”), a $10.0 million delayed draw term loan (“Delayed Draw Term Loan”), and a $60.0 million term loan (the “Term Loan”, and together with the Revolver and the Delayed Draw Term Loan, the “Credit Facility”).
Borrowings under the Credit Facility bore interest at the three month London InterBank Offered Rate ("LIBOR") plus 7.75% per annum. Interest was payable quarterly and accrued daily.
As of May 31, 2022, we had approximately $3.3 million committed under letters of credit, which are used as security for the payment of insurance and other obligations and are fully cash collateralized.
Note 11. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Claims
From time to time, we are subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of our former business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry. We believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on the Company’s cash flows and net assets under liquidation.
Note 12. Share-Based and Other Compensation
Until May 31, 2022, the Company had two active share-based stock plans, the Luby's Incentive Stock Plan, as amended and restated effective December 5, 2015 (the "Employee Stock Plan") and the Nonemployee Director Stock Plan, as amended and restated effective February 9, 2018. Both plans authorized the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans.
As a result of the dissolution and liquidation of the Company on May 31, 2022, more fully described at Note 1. Nature of Operations and Significant Accounting Policies, all unexercised stock options were cancelled and all unvested restricted stock units were accelerated and vested at the time of the Company's transfer of its assets to the Trust.
Under the going concern basins of accounting, compensation cost for share-based payment arrangements under the Nonemployee Director Stock Plan, recognized in selling, general and administrative expenses for the 12 week period ended November 18, 2020 was $0.2 million and compensation cost for share-based payment arrangements under the Employee Stock Plan, recognized in selling, general and administrative expenses for the 12 week period ended November 18, 2020 was $25 thousand.

Stock Options
Stock options granted under the Employee Stock Plan had exercise prices equal to the market price of the Company’s common stock at the date of the grant.
No options to purchase shares under the Nonemployee Director Stock Plan were outstanding as of August 25, 2021.
Options granted under the Employee Stock Plan generally vested 50% on the first anniversary of grant date, 25% on the second anniversary of the grant date and 25% on the third anniversary of the grant date, and expired ten years from the grant date. Stock options granted under the Employee Stock Plan had exercise prices equal to the market price of the Company’s common stock at the date of the grant.
No options were granted under the Employee Stock Plan in fiscal 2022 or 2021.
As a result of the dissolution and liquidation of the Company, there were no options outstanding under the Employee Stock Plan at May 31, 2022.
A summary of the Company’s stock option activity for fiscal 2022 and 2021 is presented in the following table.

	Shares Under Fixed Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
		(Per share)	(In Years)	(In thousands)
Outstanding at August 26, 2020	860,501	$4.07	5.0	$—
Granted	—	0.00	—	—
Exercised	(138,289)	2.82	—	115
Cancelled	—	0.00	—	—
Forfeited / Cancelled	(301,991)	4.52	—	—
Expired	(18,531)	5.37	—	—
Outstanding at August 25, 2021	401,690	$4.09	4.2	$—
Exercised	(233,399)	1.64	—	26
Forfeited / Cancelled	(163,627)	4.48	—	—
Expired	(4,664)	4.42	—	—
Outstanding at May 31, 2022	0	$0.00	0	$—
Exercisable at May 31, 2022	0	$0.00	0	$—
The intrinsic value for stock options is defined as the difference between the grant price and market value on the date the options are exercised.
At May 31, 2022, there was no unrecognized compensation cost related to stock options as all outstanding stock options are vested.
We issued 233,399 new shares of common stock during fiscal 2022 for the exercise of stock options.
 Restricted Stock Units
Grants of restricted stock units consisted of the Company’s common stock and generally vested after three years. All restricted stock units were cliff-vested. Restricted stock units were valued at market price of the Company’s common stock at the date of grant.
There were no grants of restricted stock units in fiscal 2022 or 2021.
In July 2021 our Board of Directors approved the early vesting of all unvested restricted stock units held by members of the Board of Directors.

A summary of the Company’s restricted stock unit activity during fiscal years 2021 and 2022 and is presented in the following table:

	Restricted Stock Units	Weighted Average Fair Value	Weighted- Average Remaining Contractual Term
		(Per share)	(In years)
Unvested at August 26, 2020	173,808	$2.57	2.0
Granted	—	—	—
Vested	(168,572)	2.59	—
Forfeited	—	—	—
Unvested at August 25, 2021	5,236	$1.92	1.1
Vested	(5,236)	1.92	—
Unvested at May 31, 2022	—	$—	0

At May 31, 2022, there was no unrecognized compensation cost related to unvested restricted stock units
Restricted Stock Awards
Under the Nonemployee Director Stock Plan, directors received grants of restricted stock in lieu of cash payments, for all or a portion of their compensation as directors. Directors received a 20% premium of additional restricted stock by opting to receive stock over a minimum required amount of stock, in lieu of cash. The number of shares granted was valued at the average of the high and low price of the Company’s stock at the date of the grant. Restricted stock awards vest when granted because they are granted in lieu of a cash payment. However, directors were restricted from selling their shares until after the third anniversary of the date of the grant. As of October 1, 2020, there were no shares available for issuance under the Non-employee Director Stock Plan and directors compensation subsequent to that date was paid in cash.
Cash and Restricted Share Bonus Plan
On August 12 2020, the Board of Directors approved a bonus opportunity agreement by which six members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer were eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the "retention awards"). The retention awards were intended to retain certain key employees in their roles with the Company and to carry out the Plan of Liquidation. A portion of the retention awards were earned for each of the closing of the sale of (1) our CCS business line, (2) the Fuddruckers business line and (3) 30 or more of our Luby's cafeterias (each being a "Triggering Event").
The cash bonus was paid on the next payroll cycle following such Triggering Event. The restricted stock award was considered earned as of the date of such Triggering Event and was to vest on the 1st anniversary of the Triggering Event, unless the individual's employment with us is terminated prior to the restriction lapsing.
Total cash paid under the retention awards in fiscal 2021 and fiscal 2022 was approximately $135 thousand. There were 90,000 restricted stock awards earned in fiscal 2021 and fiscal 2022. All earned restricted stock awards earned under the retention awards were vested and shares of common stock were issued during fiscal 2022.
401(k) Plan
The Company had a voluntary 401(k) employee savings plan to provide substantially all employees of the Company an opportunity to accumulate personal funds for their retirement. Through March 18, 2020, we matched 25% of participants’ contributions made to the plan up to 6% of their salary. We temporarily suspended Company matching March 19, 2020 in response to the effect of the COVID-19 Pandemic on our operations. We resumed Company matching effective December 19, 2020. The 401(k) plan was terminated effective May 31, 2022 and final distributions from the plan to the participants is expected to be completed before the end of calendar year 2022.

Severance Agreements
On August 12, 2020, the Board of Directors approved severance agreements for eight members of management, including the Chief Operating Officer, the Chief Financial Officer and the Chief Accounting Officer. The agreements provide for a separation payment upon (1) termination by the Company of employment without cause (as defined in the severance agreement), (2) resignation for Good Reason (as defined in the Appendix to the severance agreement), in either case the individual ceases to be an employed by us or a successor to all or part of our business. The separation payment will not be paid if the individual is offered, but declines comparable employment with a successor. The separation payment is calculated as a percentage of the individual's annual base salary, ranging from 25% to 100%. Two members of management resigned from the Company during fiscal 2021 and their severance agreements were terminated.
During the period beginning August 26, 2021 and ended May 31, 2022 we paid severance of approximately $0.5 million to three individuals under these severance agreements. The amount remaining to be paid to the three individuals under these severance agreements as of May 31, 2022 is approximately $0.3 million.
Note 13. Related Parties
Christopher J. Pappas, our former Chief Executive Office and Harris J. Pappas, a former Director of the Company, own two restaurant entities (the “Pappas entities”) that, from time to time, provided services to the Company and its subsidiaries, as detailed in the Amended and Restated Master Sales Agreement dated August 2, 2017 among the Company and the Pappas entities. Collectively, Messrs. Pappas and the Pappas entities own greater than 5% of the Company's common stock.
There were no purchases under this agreement for the fiscal period ended May 31, 2022. Our purchases under this agreement were not material for the fiscal year ended August 25, 2021. Services provided under this agreement are subject to review and approval by the Finance and Audit Committee of the Company’s Board of Directors.
Operating Leases
We had leased two restaurant locations that were owned by a Pappas entity. The leases were terminated on December 31, 2020 and February 26, 2021, respectively. Rent payments under the two lease agreements discussed above were not material for the fiscal year ended August 25, 2021 or the fiscal period ended May 31, 2022.
Fuddruckers Franchise
In February 2021, we completed the sale and transfer of a previously company-owned Fuddruckers restaurant to HPCP Investments, LLC, one of the Pappas entities, for cash proceeds of approximately $0.2 million and the termination of our operating lease on the property, discussed above. Concurrent with the sale, Pappas Restaurants, Inc. entered into a franchise agreement with us to operate a Fuddruckers restaurant at this location. Each of these transactions was approved by the Finance and Audit Committee of our Board of Directors. We sold the Fuddruckers Franchise business on August 6, 2021.
Culinary Contract Services Business
On March 28, 2022, we sold our Culinary Contract Services business, which did not include our frozen packaged foods business, to Culinary Concessions, LLC ("Purchaser"), a member managed limited liability company. Purchaser is wholly owned by Pappas Restaurants, Inc. ("PRI"). PRI is jointly owned and controlled by Messrs. Pappas.
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
Also, effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC ("WCA"), entered into an agreement (the “Agreement”) pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $20,000 for so long as Mr. Garilli served the Company in said positions. The Company also entered into an Indemnity Agreement with Mr. Garilli and WCA.
Effective September 8, 2021, the Board of Directors appointed Eric Montague as the Company's Interim Chief Financial Officer and Treasurer. The Company and Mr. Montague's employer, WCA, entered into an agreement pursuant to which the Company paid WCA a monthly fee of $10,000 for so long as Mr. Montague served the Company in said positions.

The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of our Quarterly Report on Form 10-Q for the quarters ended March 10, 2021, June 2, 2021, December 1, 2021, and March 9, 2022, and for the filing of our Annual Report on Form 10-K for the fiscal year ended August 15, 2021, respectively. WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
We have had no disagreements with our accountants on any accounting or financial disclosures.
Item 9A. Controls and Procedures
Evaluation of Disclosure Control and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of May 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the period from March 10, 2022 and ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that many of our employees are working remotely. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Trust does not have directors or executive officers. All management and executive authority over the Trust resides in the Trustees. For the period from August 26, 2021 through May 31, 2022, all of our Trustees, with the exception of Mr. Garilli, were directors of the Company. References to our Trustees in this report mean our Trustees for the periods after May 31, 2022 and references to our directors and the Board mean the directors and the board of directors of the Company for the period prior to May 31, 2022. As of the date of this report, our Trustees, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

TRUSTEES
GERALD W. BODZY, 70, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Bodzy previously served as an independent director of the Company from 2016 until the inception of the Trust and served as Chairman of the Board, a member of Nominating and Corporate Governance Committee, Co-Chair of the Board Special Committee, a member of the Finance and Audit Committee, and a member of the Compensation Committee. Mr. Bodzy was President and owner of Showcase Custom Vinyl Windows and Doors, a manufacturer of residential windows in Houston, Texas from 2004 until he retired in November 2020. From 1990 to 2000, Mr. Bodzy was a Managing Director of Stephens, Inc. where he headed the investment banking firm’s Houston office. From 1979 to 1990, he was employed by Smith Barney, Inc. in New York where he was a Managing Director from 1986 to 1990. From 1976 to 1990, he worked in the real estate group at General Crude Oil Company in Houston. Mr. Bodzy is a former director of Oshman’s Sporting Goods, Benchmark Electronics, and Republic Bankshares of Texas. Mr. Bodzy earned a B.A. Degree in Economics from the University of Texas in 1973 and a J.D. Degree from the University of Texas School of Law in 1976, and is a member of Phi Beta Kappa. Mr. Bodzy serves on the board of the Boys & Girls Clubs of Greater Houston and is Chairman of the Board of the Boys & Girls Clubs of Greater Houston Foundation.
JOHN GARILLI, 57, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Garilli previously served as the Company’s Interim President and Chief Executive Officer from January 2021 until the inception of the Trust on May 31, 2022. Mr. Garilli has been a member of Winthrop Capital Advisors LLC (“WCA”) and its affiliates since 1995 serving in various capacities, previously in its accounting department, and is currently serving as its President and Chief Operating Officer. Mr. Garilli has served as the Interim Chief Financial Officer of Seritage Growth Properties, a NYSE-listed real estate company, since January 2022. Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of New York REIT Liquidating LLC (“NYRTLLC”) since November 2018. Mr. Garilli served as the Chief Executive Officer of New York REIT, Inc. (“NYRT”), a NYSE-listed real estate investment trust and the predecessor to NYRTLLC, from July 2018 until November 2018 and as the Chief Financial Officer, Secretary, and Treasurer of NYRT from March 2017 until November 2018. Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust (“WRT”), a NYSE-listed real estate investment trust, from 2006 until his appointment to Chief Financial Officer in 2012, a position held until its liquidation in August 2016. Mr. Garilli worked in a similar capacity at WRT’s successor, Winthrop Realty Liquidating Trust, from August 2016 until its final liquidation in December 2019. Mr. Garilli holds an MBA from Babson College and a BA from the College of the Holy Cross.
JOE C. McKINNEY, 75, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. McKinney previously served as an independent director of the Company from January 2003 until inception of the Trust on May 31, 2022 and was a member of the Finance and Audit Committee, a member of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a co-Chair of the Special Committee. Mr. McKinney was Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, from October 2002 until his retirement in March 2020. He formerly served as Chairman of the board of directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement there in March 2002. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance. He is a former director of Broadway National Bank, Broadway Bancshares, Inc., New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded real estate investment trust, USAA Real Estate Company; US Industrial REIT I, II, and III; US Global Investors Funds; and Prodigy Communications Corporation.

CORPORATE GOVERNANCE
Audit Committee
The Trust does not have an audit committee or other committee that performs similar functions and, consequently, has not designated an audit committee financial expert.
Process for Recommending Trustee Nominees
The Trust is not required to, and does not have, a formal nominating and corporate governance committee and, as a result, has not established a nominating and corporate governance committee. The Liquidating Trust Agreement provides that there shall initially be three trustees of the Trust and that a majority of Trustees or holders of Units holding a majority of the Units (a “Majority-in-Interest”) may change the number of Trustees. Any Trustee may resign at any time by giving written notice to the remaining Trustees, and such resignation shall be eﬀective upon the date provided in such notice. Any Trustee may be removed, with or without cause, by a Majority-in-Interest or a majority of remaining Trustees. The Trustees may not remove a Trustee selected by a Majority-in-Interest, nor may the Trustees re-appoint any Trustee removed by a Majority-in-Interest. If a Trustee resigns or is removed, a majority of remaining Trustee(s) or, if there is none, a Majority-in-Interest, may appoint a successor or successors.
Code of Ethics
The Trust has not adopted a code of ethics, nor do we currently intend to due to the fact that our Trustees manage our business and affairs subject to fiduciary duties. Our Trustees intend to promote honest and ethical conduct, including full and fair disclosure in our reports to the SEC and compliance with applicable governmental laws and regulations.
Item 11. Executive Compensation
Compensation Matters Beginning May 31, 2022
Since the formation of the Trust on May 31, 2022, we have had no executive officers or employees performing policy making functions. Our day-to-day management is performed by the Trustees. The Trustees are entitled to receive compensation for their services as Trustees. Pursuant to the Liquidating Trust Agreement, the Chairman selected by a majority of the Trustees receives $25,000 per fiscal quarter and the remaining Trustees receive $20,000 per fiscal quarter for their services. In addition, the Trustees will be reimbursed by the Trust for their reasonable expenses and disbursements incidental to Trustee duties. We do not currently intend to hire or compensate any executive officers or other employees.
Compensation Matters for the Period Beginning August 26, 2021 and Ended May 31, 2022
The Company’s executive compensation program was designed to enable the Company to execute its business objectives by attracting, retaining, and motivating the highest quality of management talent. The Compensation Committee administered the Company’s stock option, ownership, and any other equity-based compensation plans with respect to the Company's Named Executive Officers.
The following discussion reflects the executive compensation programs and policies in place for fiscal 2021 period beginning August 26, 2021 and ended May 31, 2022, which reflected the needs of the Company as it pursued the Plan of Liquidation and Dissolution.
No executive officer salaries were increased related to the Company’s fiscal 2020 or fiscal 2021 performance.
In prior years, the Compensation Committee granted performance-based compensation awards, which included non-equity incentive compensation in the form of a cash payment based on the Company’s overall performance, short-term equity incentive awards in the form of stock options and restricted stock, and long-term equity incentive awards in the form of a long-term incentive opportunity settled in Common Stock at the end of a three-year performance period based on the Company’s relative total shareholder return. The Compensation Committee maintained full discretion with regard to annual incentive compensation. The Compensation Committee did not grant performance-based compensation awards related to fiscal 2020 or fiscal 2021.
The Company’s executive compensation program did not include any pension benefits. None of the Company's Named Executive Officers participated in any retirement or defined benefit plan maintained by the Company other than the Company’s 401(k) retirement plan. The Company had no compensation agreements or benefits which provide for tax gross-ups. Further, executive officers did not receive perquisites or other personal benefits which exceed $10,000 in the aggregate for any executive officer in any fiscal year.
Employment Agreements with Named Executive Officers
Effective January 27, 2021, the Board appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC (“WCA”), have entered into an agreement (the “Agreement”), pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $20,000 for so long as Mr. Garilli serves the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of the Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of the Quarterly Report on Form 10-Q for the quarters ended March 10, 2021, June 2, 2021, December 16, 2021, and March 9, 2022, respectively, and for the filing of this Transition Report on Form 10-K.
On August 12, 2020, the Board approved a severance agreement, pursuant to which certain former executive officers, including Benjamin T. Coutee, Steven Goodweather, Philip Rider and other specified senior level employees were entitled to receive separation payments upon the occurrence of certain events. Pursuant to the severance agreements, each recipient was eligible to receive a separation payment, based on a percentage of such recipient’s current annual base salary, if such recipient was terminated without Cause (as defined in the severance agreement), resign for Good Reason (as defined in the severance agreement), or are not hired by a successor or buyer of the Company’s assets. The separation payment amount for the Company's named executive officers is calculated as follows: Benjamin T. Coutee—100% of Base Salary; Steven Goodweather—100% of Base Salary; and Philip Rider—83.3% of Base Salary.
For the period beginning August 21, 2021 and ended May 31, 2022, the Compensation Committee reviewed the Company’s executive compensation program, including advising the Board on and approving the compensation to be paid to the Company’s executive officers. In prior periods, the Company annually provided shareholders with an advisory vote to approve the Company’s executive compensation as required under Section 14A of the Exchange Act. At the Company’s 2021 annual meeting of shareholders, the compensation of the Company's Named Executive Officers was approved with an affirmative vote of approximately 91 percent of the votes cast on the proposal. The Compensation Committee did not make any changes to the Company’s executive compensation program and policies as a result of the 2021 advisory vote on the compensation of our Named Executive Officers.
Bonus Opportunity Agreement
    On August 12, 2020, the Board approved, upon the recommendation of the Compensation Committee, a bonus opportunity agreement, pursuant to which certain of the Company's former executive officers, including Messrs. Coutee, Goodweather, and Rider, and other specified senior level employees would receive separation payments upon the occurrence of certain events and would be eligible to receive both a cash bonus and a restricted stock award bonus (collectively, the “retention awards”). The retention awards were designed to retain certain key employees in their roles with the Company and to carry out the Plan of Liquidation. The restricted stock award bonus portion of the retention awards, granted pursuant to the Luby’s Incentive Stock Plan, was issued upon entering into the bonus opportunity agreement and were subject to time vesting and a one-third of the total being earned upon the occurrence of the contemplated sales of each of: (1) the Company's Fuddruckers brand, (2) the Company's Culinary Services brand; and (3) at least 30 of the Company's Luby’s cafeterias.
Neither the Company nor the Compensation Committee had a program, plan, or practice to time equity grants to the Company’s executive officers in coordination with the release of material nonpublic information.
Role of Executive Officers
The Company's former Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer had roles in determining executive compensation policies and programs during the period beginning August 26, 2021 and ended May 31, 2022. They based their recommendation on a variety of factors such as their appraisal of the officer’s performance and contribution to the Company and on market data. All compensation decisions made with respect to the Company’s Named Executive Officers were made by the Compensation Committee.
Stock Ownership Guidelines
The Board suspended guidelines for ownership of Common Stock by executive officers following the Company's implementation of the Plan of Liquidation.

COMPENSATION TABLES AND INFORMATION
Summary Compensation Table
The table below contains information concerning annual and long-term compensation of the Company's Named Executive Officers (each a "Named Executive Officer") for the fiscal period beginning August, 26, and ended May 31, 2022, and the fiscal years ended August 25, 2021 and August 26, 2020, respectively.
Awards granted in the fiscal year ended August 26, 2020 are pursuant to the bonus opportunity agreement designed to retain certain key employees in their roles with the Company and to carry out the Plan of Liquidation.

Name and Principal Position	Year	Salary	Bonus	Stock awards (1)	Option awards (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compen- sation Earnings	All Other Compensation (3)	Total
John Garilli Interim President and Chief Executive Officer (4)	August 26, 2021 through May 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—
	2021	—	—	—	—	—	—	—	—
Benjamin T. Coutee Former Chief Operating Officer (5)	August 26, 2021 through May 31, 2022	181,154	30,000	—	—	—	—	300,000	511,154
	2021	302,288	27,000	—	—	—	—	—	329,288
	2020	263,952	—	32,850	—	—	—	—	296,802
Steven B. Goodweather Former Chief Financial Officer and Treasurer (6)	August 26, 2021 through May 31, 2022	16,538	12,500	—	—	—	—	215,000	244,038
	2021	215,000	34,225	—	—	—	—	—	249,225
	2020	178,798	—	26,280	—	—	—	—	205,078
Philip J. Rider Chief Accounting Officer and Controller (7)	August 26, 2021 through May 31, 2022	157,692	25,000	—	—	—	—	—	182,692
	2021	205,000	39,050	—	—	—	—	—	244,050
	2020	160,048	—	36,333	—	—	—	—	196,381
Eric Montague Interim Chief Financial Officer(8)	August 26, 2021 through May 31, 2022	$—	$—	$—	$—	$—	$—	$—	$—
(1)There were no "Stock Awards" granted to Named Executive Officers in the fiscal period beginning August 26, 2021 and ending May 31, 2022 or in the fiscal year ended August 25, 2021. The amounts shown in the "Stock Awards" column reflect the full aggregate grant date fair value of stock-based awards granted during fiscal year end August 26, 2020, computed in accordance with FASB ASC Topic 718, determined without regard to forfeitures, as required by SEC rules, and do not reflect the actual value that may be recognized by each Named Executive Officer. For assumptions made in the valuation of the awards in this column, see Note 12, Share-Based Compensation, to our audited financial statements included in Item 8. of this Transition Report on Form 10-K. For a description of the retention awards, which were subject to vesting requirements, shown in the "Stock Awards" column, related to the Bonus Opportunity Agreement, see "Bonus Opportunity Agreement" beginning on page 47 for more information.
(2)There were no "Option Awards" granted in the fiscal period beginning August 26, 2021 and ending May 31, 2022 or in the fiscal years ended August 25, 2021 and August 26, 2020.
(3)Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any Named Executive Officer have been excluded. All Other Compensation for the period beginning August 26, 2021 and ending May 31, 2022 represents severance paid to the Named Executive Officer upon their termination of employment with the Company. See

"Employment Agreements with Named Officers" beginning on page 46 for more information related to this severance agreement.
(4)Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. The Company and Mr. Garilli’s employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $20,000 during the period Mr. Garilli served the Company in said positions.
(5)Mr. Coutee's annual base salary was increased to $300,000, effective July 2, 2020. On March 31, 2022, the Company entered into a separation agreement with Mr. Coutee, with an effective date of March 27, 2022, whereby Mr. Coutee resigned from the Company. Pursuant to the agreement, Mr. Coutee was entitled to receive a lump sum severance payment of $300,000.
(6)Mr. Goodweather was appointed Chief Financial Officer and Treasurer of the Company, effective April 4, 2020, and his annual base salary was increased to $215,000. Mr. Goodweather resigned from the Company effective as of September 6, 2021. There was no disagreement between Mr. Goodweather and the Company. On August 31, 2021, we entered into a final separation agreement with Mr. Goodweather, pursuant to which Mr. Goodweather was entitled to receive a lump sum amount equal to 100% of his annual base salary in accordance with his Severance Protection Agreement.
(7)Mr. Rider was appointed Chief Accounting Officer and Controller of the Company, effective April 4, 2020, and his annual base salary was increased to $205,000.
(8)Mr. Montague was appointed Interim Chief Financial Officer, effective September 8, 2021. The Company and Mr. Montague's employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid a monthly fee of $10,000 during the period Mr. Montague served the Company in said position.
Additional Narrative Disclosure
Equity Awards
Prior to May 31, 2022, grants of stock options were exercisable in the event of the termination of the grantee’s employment with the Company as a result of such grantee’s death or disability within the time period ending on the earlier of: (a) the date 12 months following such termination of the grantee’s employment or (b) the last day of the term of such stock option. Grants of restricted stock units would immediately vest and become unrestricted in the event of the death or disability of the grantee or a change of control of the Company. All unexercised stock options were cancelled and all unvested restricted stock units were accelerated and vested at the time of the Company's transfer of its assets to the Trust.
Retirement Plans
During the period beginning August 26, 2021 and ended May 31, 2022 the Company maintained a qualified 401(k) savings plan which allows participants to defer cash compensation up to the maximum amount allowed under Internal Revenue Service guidelines. The Company matched 25% of participants’ contributions made to the plan up to 6% of their salary, subject to Internal Revenue Service guidelines.

DIRECTOR COMPENSATION     FOR THE PERIOD BEGINNING AUGUST 26, 2021 AND ENDING MAY 31, 2022

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)(2)	Total ($)
Gerald W. Bodzy	190,596	—	—	—	—	—	190,596
Twila Day	103,556	—	—	—	—	—	103,556
Joe C. McKinney	166,596	—	—	—	—	—	166,596
Gasper Mir, III	137,243	—	—	—	—	—	137,243
John Morlock	102,902	—	—	—	—	—	102,902

(1)There were no stock awards or option awards to directors during the period beginning August 26, 2021 and ending May 31, 2022.
(2)Perquisites and other personal benefits that did not exceed $10,000 in the aggregate for any non-employee director have been excluded.
Each nonemployee director other than the Chairman of the Board was paid an annual retainer fee of $50,000 and a single fee of $15,000 for all other committees in which each such nonemployee director was a member. Nonemployee directors did not receive meeting fees. The Chairman of the Board was paid an annual retainer fee of $85,000. Further, the Chair of the Finance and Audit Committee was paid an additional annual retainer fee of $14,000, and the Chair of each other committee of the Board was paid an additional annual retainer fee of $10,000. The Chairman of the Board did not receive any additional annual retainer fee for service as the Chair of any other committee of the Board, except for his service as co-chair of the Special Committee. Effective October 1, 2020, the monthly retainer for each nonemployee director serving on the Special Committee was increased to $3,000 and the monthly retainer for the co-chairs of the Special Committee was increased to $10,000.
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
The Company’s Corporate Governance Guidelines established guidelines for share ownership. All directors were expected to accumulate shares of Common Stock with a market value of at least $100,000 prior to the five-year anniversary of their appointment to the Board. As of May 31, 2022, each of our non-employee directors satisfied the Company's non-employee director share ownership guideline or was within the five-year transition period.
The Company’s Nonemployee Director Deferred Compensation Plan permitted nonemployee directors to defer all or a portion of their directors’ fees in accordance with applicable regulations under the Internal Revenue Code of 1986, as amended (the “Code”). Deferred amounts bear interest at the average interest rate of U.S. Treasury ten-year obligations. The Company’s obligation to pay deferred amounts were unfunded and were payable from the general assets of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There is no public market for the units of beneficial interest in the Trust (the "Units"). On May 31, 2022, the Company filed its certificate of dissolution with the Secretary of State of Delaware, which became effective on that date, and transferred its remaining assets and liabilities to the Trust. Upon the transfer of the assets and liabilities to the Trust, the Company's stock records were closed, all outstanding shares of the Company's common stock were cancelled, and each stockholder of the Company automatically became the holder of one Unit for each one share of common stock of the Company then currently held of record by such stockholder. The Units are not and will not be listed on any exchange or quoted on any quotation system. The Units generally will not be transferable or assignable, except by will, intestate succession, or operation of law.
The following table sets forth information as to the beneficial ownership of Units by (i) each of our Trustees and (ii) all of our Trustees as group as of August 29, 2022, and, unless otherwise indicated, is based on disclosures made by the beneficial owners in SEC filings under Section 13 of the Exchange Act.

Name (1)	Units Beneficially Owned	Percent of Units
Gerald W. Bodzy	240,854	*
John Garilli	—	*
Joe C. McKinney	319,845	1.02%
All Trustees as a group (3 persons	560,699	1.79%
*Represents beneficial ownership of less than one percent of the Units issued and outstanding as of August 29, 2022.
(1)Except as indicated in these notes and subject to applicable community property laws, each person named in the table owns directly the number of Units indicated and has sole ownership of such Units. Unless otherwise specified, the mailing address of each person named in the table is Two Liberty Square, 9th Floor, Boston, Massachusetts, 02109.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Related Person Transactions
On July 23, 2002, the Company entered into an Indemnification Agreement with each member of the Board under which the Company obligated itself to indemnify each director to the fullest extent permitted by applicable law so that he or she will continue to serve the Company free from undue concern regarding liabilities. The Company also entered into an Indemnification Agreement with each person becoming a member of the Board since July 23, 2002. The Board determined that uncertainties relating to liability insurance and indemnification have made it advisable to provide directors with assurance that liability protection will be available in the future.
The Company obtained certain goods and/or services from entities owned or controlled by Christopher J. Pappas, former Chief Executive Officer and former director of the Company, and Harris J. Pappas, a former director of the Company (the “Pappas Entities”), pursuant to the terms of an Amended and Restated Master Sales Agreement, dated August 2, 2017 (the “Master Sales Agreement”). Under the terms of the Master Sales Agreement, the Pappas Entities provided specialized (customized) equipment fabrication and basic equipment maintenance, including stainless steel stoves, shelving, rolling carts, and chef tables. The Pappas Entities provided no goods and services to the Company under the Master Sales Agreement during the period beginning August 26, 2021 and ended May 31, 2022.
On March 28, 2022, we sold our Culinary Contract Services business, which did not include our frozen packaged foods business, to Culinary Concessions, LLC ("Purchaser"), a member managed limited liability company, for aggregate consideration of $1.0 million. The aggregate consideration consisted of cash at closing with the remainder subject to an earn out provision. Purchaser is wholly owned by Pappas Restaurants, Inc. ("PRI"). PRI is jointly owned and controlled by Christopher J. Pappas and Harris J. Pappas.

Effective January 27, 2021, the Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. The Company and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), have entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague serve the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. The Company and WCA had previously entered into a consulting agreement, pursuant to which WCA provided consulting services related to the Company’s adoption of the liquidation basis of accounting in the filing of our Quarterly Report on Form 10-Q for the quarter ended December 16, 2020. The Company and WCA also executed separate consulting agreements to provide similar services for the filing of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 10, 2021, June 2, 2021, December 15, 2021 and March 9, 2022 and for the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2021, respectively. WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above.
Pursuant to the Liquidating Trust Agreement, the Trust and the Company will indemnify Delaware Trust Company, as the Resident Trustee, and any director, oﬃcer, aﬃliate, employee, employer, professional, agent or representative of the Resident Trustee and will advance expenses, defend and hold harmless from time to time against any and all losses, claims, costs, expenses and liabilities to which such indemnified parties may be subject by reason of such indemnified party’s performance of its duties pursuant to the discretion, power and authority conferred on such person by the Liquidating Trust Agreement or the Plan of Liquidation and Dissolution of the Company.
DIRECTOR INDEPENDENCE
The Board, with recommendation by the Nominating and Corporate Governance Committee, evaluated the independence of the members of the Board that served during the period beginning August 26, 2021 and ended May 31, 2022.. In conducting this evaluation, the Board considered transactions and relationships between each director or his or her immediate family and the Company to determine whether any such transactions or relationships were material and, therefore, inconsistent with a determination that each such director is independent. Based upon that evaluation, the Board determined that the following directors were independent during the respective time each served on the Board:
Gerald W. Bodzy
Twila Day
Joe C. McKinney
Gasper Mir, III
John Morlock

The Board also determined that each member of the Finance and Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee met the independence requirements applicable to such committees required by the NYSE and the SEC during the period beginning August 26, 2021 and ended May 31, 2022.
Item 14. Principal Accountant Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The table below shows aggregate fees for professional services rendered for the Company by Grant Thornton LLP for the following periods.

	Period Beginning August 21, 2021 and ended May 31, 2022	Fiscal Year Ended August 25, 2021
	(in thousands)
Audit Fees	$—	$408
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	84	—
Total	$84	$408

Audit Fees for fiscal 2021 consisted of fees associated with the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and reviews of the Company’s interim financial statements included in the Company’s Quarterly Reports on Form 10-Q during fiscal 2021. We did not engage independent auditors to perform an audit of the financial statements contained in this report for the period beginning August 26, 2021 and ended May 31, 2022.
Audit-Related Fees. The Company did not incur any Audit-Related Fees for the period beginning August 26, 2021 and ended on May 31, 2022 or fiscal 2021.
Tax Fees. The Company did not incur any Tax Fees from Grant Thornton LLP for the period beginning August 26, 2021 and ended on May 31, 2022 or fiscal 2021..
All Other Fees. All Other Fees for the period beginning August 26, 2021 and ended May 31, 2022 consisted of fees associated with the reviews of the Company's interim financial statements included in the Company's Quarterly Reports on Form 10-Q during this period. The Company did not incur any other fees for fiscal 2021 or 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated statement of net assets in liquidation as of May 31, 2022 August 25, 2021

Consolidated statement of changes in net assets in liquidation for the periods from August 26, 2021 to May 31, 2022 and from November 19, 2020 to August 25, 2021

Consolidated statements of shareholders’ equity for the twelve week period ended November 18, 2020

Consolidated statements of cash flows for the twelve week period ended November 18, 2020

Notes to consolidated financial statements

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

10(g)
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).*

10(h)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2007 (File No. 001-08308)).*

10(i)
Luby's Incentive Stock Plan, effective as of December 5, 2015 (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on December 16, 2016 (File No. 001-083038)).*

10(j)
Form of Restricted Stock Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).*

10(k)
Form of Incentive Stock Option Award Agreement pursuant to the Luby’s Incentive Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2015 (File No. 001-08308)).*

10(l)
Form of Incentive Stock Option Award Agreement to Luby’s 2015 Incentive Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2017 (File No. 001-08308)).*

10(m)
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

10(o)
Liquidating Trust Agreement, dated May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2022, File No. 1-08308).

21	Subsidiaries of the Trust.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Trustees pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Trustees pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

__________________________

*	Denotes management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 2, 2022		LUB LIQUIDATING TRUST
Date		(Registrant)

	By:	/s/ JOHN GARILLI
John Garilli
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY	September 2, 2022
Gerald W. Bodzy, Trustee

/S/ JOHN GARILLI	September 2, 2022
John Garilli, Trustee

/S/ JOE C. MCKINNEY	September 2, 2022
Joe C. McKinney, Trustee