Form 10-K
period 2022-12-31
LUB LIQUIDATING TRUST
filed 2023-03-28
CIK 16099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Luby’s, Inc. (“Luby’s”) currently has no shares of common stock outstanding and all its assets have been transferred to LUB Liquidating Trust (the “Trust”). Units of beneficial interest in the Trust have been issued to the shareholders of Luby’s effective May 31, 2022, as explained in more detail in this report. The Trust’s units are not listed on an exchange. Therefore, Luby’s and Trust has no public float.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The registrant had 31,298,052 units of beneficial interest outstanding as of March 28, 2023.

Documents incorporated by reference: None

Auditor Name:    N/A                Auditor Location:    N/A            Auditor Firm ID:    9999

LUB Liquidating Trust
Form 10-K
Period Beginning June 1, 2022 and ended December 31, 2022

Additional Information
Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at http://www.sec.gov. Our website address is www.lubtrust.com. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

FORWARD-LOOKING STATEMENTS
This Annual Report on "Form 10-K” contains statements that are “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:
•the timing and amount of any liquidating distribution made,
•future sales of assets and the amount of proceeds that we may receive as a result of any such sales, and
•the resolution of any outstanding creditor claims and liabilities.
In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by the Trustees in light of their experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although the Trustees believe that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of their control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:
•our ability to successfully sell our remaining assets at the established values, realize the proceeds from the sales thereof and to accurately estimate the expenses associated with such dispositions, the functioning of the Trust and the remaining claims and liabilities,
•our ability to successfully resolve all our outstanding or unknown future creditor claims and liabilities,
•inflation and its impact on general business and economic conditions,
•collectability of accounts receivable, including payment of principal and interest on promissory notes received as consideration for asset sales,
•costs relating to legal proceedings, and
•changes in governmental regulations and the cost of compliance and increases in administrative operating expenses.
Each forward-looking statement speaks only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Unit holders should be aware that the occurrence of the events described above and elsewhere in this report could have a material adverse effect on our ability to liquidate our assets.

PART I

Item 1. Business
All references to the "Trust" refer to LUB Liquidating Trust and its consolidated subsidiaries and all references to "Luby's" refer to Luby’s, Inc., and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants. With respect to the period prior to May 31, 2022, references to the "Company, "we", "our", or "us" refer to Luby's and with respect to the periods after May 31, 2022, refer to the Trust.
Substantially all of Luby's business was conducted through its wholly-owned subsidiary RFL, LLC (formerly known as Luby's Fuddruckers Restaurants, LLC), a Texas Limited Liability Company ("RFL"). RFL is now a wholly-owned subsidiary of the Trust and substantially all of the Trust's business is conducted through RFL.
Dissolution and Termination of the Company
On May 31, 2022, Luby's, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of the Trust, for the benefit of the Luby's stockholders, to facilitate the dissolution and termination of Luby's in accordance with the Plan of Liquidation and Dissolution of the Company (the "Plan of Liquidation" or the “Plan”) that was previously approved by Luby's stockholders on November 17, 2020. The trustees of the Trust consist of John Garilli, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.
At 5:00 p.m. Eastern Daylight Time on May 31, 2022 ("the Effective Time"), Luby's transferred its remaining assets (including its member interest in Luby's Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for Luby's common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.
At the Effective Time of the transfer, holders of Luby's common stock automatically received one unit in the Trust ("Unit") for each share of Luby's common stock held by such holder. Units in the Trust are not and will not be listed on the New York Stock Exchange, or any other exchange, and are generally not transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all Luby's outstanding shares were automatically deemed to be cancelled. In anticipation of the transfer, the 500,000 shares of common stock Luby's held as Treasury Shares were cancelled.
The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.
The Trust will terminate upon the earlier of three years from the date of creation or the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law, unless the Trustees determine that a longer period is needed to sell real estate or collect payment in full of any installment obligations owed by a purchaser of assets of the Company or the Trust and to make any final distribution of any such proceeds.
The Trust is headquartered in Boston, Massachusetts, with its corporate headquarters located at Two Liberty Square, 9th Floor, Boston, MA 02109, telephone number (617) 570-4600. The Trust website is www.lubtrust.com. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.
Real Estate
During the period beginning June 1, 2022 and ended December 31, 2022, the Company sold six real estate assets pursuant to its Plan of Liquidation. Subsequent to December 31, 2022, the Trust has sold three additional real estate assets pursuant to the Plan. See Item 2. Properties.
Other Assets and Liabilities
The Company’s liabilities as of December 31, 2022 are disclosed in the consolidated statement of net assets in liquidation included in Item 8. of this Annual Report. They consist of accounts payable, accrued expenses and other liabilities, operating lease liabilities, liability for estimated costs in excess of estimated receipts during liquidation, and other liabilities.
Under the Plan, the Trust intends to attempt to convert all its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Trust.

Employees
As of March 28, 2023, we had no employees. Certain employees of Winthrop Capital Advisors LLC and their affiliates ("WCA") and certain third party consultants perform all our general and administrative services for us, including accounting, asset management, asset disposition and investor relations services. See Item 13. Certain Relationships and Related Party Transactions for further discussion regarding WCA.
We are dependent on WCA and third-party consultants for services that are essential to us, including asset dispositions, asset management and other general administrative responsibilities.
Item 1A. Risk Factors
The risks and uncertainties described below should be carefully reviewed together with all other information included in this annual report on Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also become important factors that may harm our financial condition and the timing and amount of future liquidating distributions, if any. The occurrence of any of the following risks could harm our financial condition and the timing and amount of future liquidating distributions, if any.
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
As a Delaware grantor trust, distributions from the Trust are subject to the approval of the Delaware Court of Chancery, which could impact the timing and amount of liquidating distributions to our unitholders.
As a Delaware grantor trust, we are required to get approval from the Delaware Court of Chancery to make liquidating distributions out of the Trust to our unitholders. We are subject to the availability of the Court, which could result in significant delays in the timing of liquidating distributions. We are also subject to the Court’s interpretation and understanding of our financial statements, which could result in lower liquidating distributions being approved until such time as all obligations of the Trust have been settled and a final liquidating distribution is permitted to be made.
The amount of cash available to distribute to unitholders depends on our ability to successfully dispose of all or substantially all our assets.
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
We are or may, from time to time, be the subject of complaints or litigation related to our real estate holdings, or the leases associated with such holdings, or challenging the Plan of Liquidation, which may name the Trust or the Trustees as defendants. If such a lawsuit is filed, we cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. Claims may be expensive to defend and may divert time and money away from our efforts to monetize our assets and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our financial performance and net assets in liquidation and reduce the amount available for liquidating distributions to unitholders.
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
Insurance on our properties may not adequately cover all losses, which could materially and adversely affect us.
We believe that our properties are adequately insured, consistent with industry standards, to cover reasonably anticipated losses. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our properties, such insurance may not cover a significant portion of the losses. For example, we experienced a casualty loss at one of our remaining properties. These losses may lead to an increase in our cost of insurance. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.
Adverse economic conditions, concerns over persistent inflation, rising interest rates and slowing economic growth, could have adverse effects on our ability to sell our properties or the value of properties, which could reduce or delay our liquidating distributions.
The success, timing and terms of transactions to sell our properties may be adversely impacted by persistent inflation, rising interest rates and slowing economic growth. Inflation and rising interest rates could result in reduced demand for our properties by third parties or reduced values such parties may ascribe to our assets. Even if we are able to identify potential buyers, such buyers may have difficulty accessing debt and equity capital on attractive terms, or at all, due to rising interest rates, disruptions in the global financial markets or deterioration in credit and financing conditions, which may affect their access to capital necessary to consummate the acquisition of our properties. If financing is unavailable to potential buyers of our properties, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market, our ability to complete such dispositions within our expected timeframe or on the expected terms would be significantly impaired.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table summarizes our owned properties as of March 28, 2023:

Number of Properties
Luby's cafeterias operated by Luby's Restaurant Corporation under a management agreement	2
Non-occupied locations	2
Land	2
Total	6
The following table summarizes our leased properties as of March 28, 2023.

Number of Properties
Occupied Restaurants:
Luby's cafeterias operated by Luby's Restaurant Corporation under a management agreement	8
Fuddruckers restaurant operated by Black Titan under a management agreement	1
Total Occupied Restaurants	9
Abandoned restaurant property leases	4
Total	13
At March 28, 2023, we have lease obligations on one restaurant property where we have ceased operations. Although the Trust remains obligated under the terms of the lease for the rent and other costs that may be associated with the lease, operations have ceased and there are no plans to occupy the space as an operating restaurant in the future. Additionally, we have unresolved obligations at three former leased locations which were abandoned prior to the expiration of the respective lease terms.
We maintain general liability insurance and property damage insurance on all properties in amounts which we believe provides adequate coverage.
Item 3. Legal Proceedings
We are subject to various private lawsuits, administrative proceedings and claims that arose in the ordinary course of our former business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry, as well as matters related to our real estate holdings, or the leases associated with such holdings. We currently believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on our net assets or our ability to monetize our remaining assets.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
There is no public market for the units of beneficial interest in the Trust (the "Units"). On May 31, 2022, Luby's filed its certificate of dissolution with the Secretary of State of Delaware, which became effective on that date, and transferred its remaining assets and liabilities to the Trust. Upon the transfer of the assets and liabilities to the Trust, Luby's stock records were closed, all the outstanding shares of Luby's common stock were cancelled, and each stockholder of Luby's automatically became the holder of one Unit for each share of common stock of Luby's then held of record by such stockholder. The Units are not and will not be listed on any exchange or quoted on any quotation system. The Units generally are not transferable or assignable, except by will, intestate succession, or operation of law.
Equity Compensation Plans
There are no securities authorized under any equity compensation plan as of December 31, 2022. See Market Information above.
Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the fiscal period beginning June 1, 2022 and ended December 31, 2022 included in Part II, Item 8 of this Annual Report on Form 10-K.
Overview
Organization
All references to the "Trust" refer to LUB Liquidating Trust and its consolidated subsidiaries and all references to "Luby's" refer to Luby’s, Inc., and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants. With respect to the period prior to May 31, 2022, references to the "Company, "we", "our", or "us" refer to Luby's and with respect to the periods after May 31, 2022, refer to the Trust.
Substantially all of Luby's business was conducted through its wholly-owned subsidiary RFL, LLC (formerly known as Luby's Fuddruckers Restaurants, LLC), a Texas Limited Liability Company ("RFL")). RFL is now a wholly-owned subsidiary of the Trust and substantially all of the Trust's business is conducted through RFL.
On May 31, 2022, Luby's, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of a liquidating trust, LUB Liquidating Trust (the “Trust”), for the benefit of the Luby's stockholders, to facilitate the dissolution and termination of the Company in accordance with the Plan of Liquidation and Dissolution of the Company (the "Plan of Liquidation" or the “Plan”) that was previously approved by the Luby's stockholders on November 17, 2020. The trustees of the Trust consist of John Garilli, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.
At 5:00 p.m. Eastern Daylight Time on May 31, 2022 ("the Effective Time"), Luby's transferred its remaining assets (including its member interest in Luby's Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for Luby's common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.
At the Effective Time of the transfer, holders of Luby's common stock automatically received one unit in the Trust ("Unit") for each share of Luby's common stock held by such holder. Units in the Trust are not and will not be listed on the New York Stock Exchange, or any other exchange, and are generally not transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all Luby's outstanding shares are automatically deemed to be cancelled. In anticipation of the transfer, the 500,000 shares of common stock Luby's held as Treasury Shares were cancelled.
The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.
The Trust will terminate upon the earlier of three years from the date of creation or the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law, unless the Trustees determine that a longer period is needed to sell real estate or collect payment in full of any installment obligations owed by a purchaser of assets of the Company or the Trust and to make any final distribution of any such proceeds.
Liquidation Basis of Accounting
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
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of members of the Special Committee of our Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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
The net assets in liquidation at December 31, 2022 would result in liquidating distributions of $1.91 per Unit in the Trust based on the number of Units outstanding on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
Asset Disposal and Liquidation Activities
During the period beginning June 1, 2022 and ended December 31, 2022, we sold six properties for total gross proceeds of approximately $13.2 million.
We also entered into a management agreement with the purchaser of the Luby's brand to assume operations of the Company's 10 remaining Luby's cafeterias, effective June 2, 2022. As of this date, we no longer directly operate any Luby's cafeterias or Fuddruckers restaurants.
Subsequent to December 31, 2022, we sold three properties for total gross proceeds of $14.5 million. As of March 28, 2023, we own 6 properties.
Prior to the Conversion to the Trust on May 31, 2022, Luby's disposed of its operating brands as follows:
•In December 2020 we terminated our sub-license to the Cheeseburger in Paradise brand name in return for compensation from the sub-licensor. Proceeds from the sale were immaterial.
•During the second quarter of fiscal 2021 we sold our rights to the Koo Koo Roo brand name to an independent third party. Proceeds from the sale were immaterial.
•During the fourth quarter of fiscal 2021 we sold the Fuddruckers franchise business operations for $15.0 million plus the assumption of certain liabilities to Black Titan Franchise Systems LLC, an affiliate of Black Titan Holding, LLC which previously purchased 13 franchise locations in separate transactions.
•On August 26, 2021, we sold the Luby’s Cafeterias brand name and the business operations at 35 Luby’s locations to an unrelated third party.
•On March 28, 2022, we sold our Culinary Contract Services business, which did not include our frozen packaged foods business, to Culinary Concessions, LLC ("Purchaser"), a member managed limited liability company. Purchaser is wholly owned by Pappas Restaurants, Inc. ("PRI"). PRI is jointly owned and controlled by Christopher J. Pappas and Harris J. Pappas ("Messrs. Pappas"), who were formerly directors and officers of the Company and who are owners of greater than 5% of our beneficial units.

Prior to the Conversion to the Trust on May 31, 2022, Luby's sold its properties as follows:
•During Luby's fiscal year 2020, we sold nine properties for total gross proceeds of approximately $23.7 million.
•During Luby's fiscal year 2021, we sold 11 properties for total gross proceeds of approximately $32.1 million.
•During Luby's fiscal period beginning August 26, 2021 and ended May 31, 2022, we sold 39 properties for total gross proceeds of $118.7 million. A portion of the proceeds were used to fully repay all amounts outstanding under our 2018 Credit Facility and the Credit Agreement was terminated on September 30, 2021.
Prior to the conversion to the Trust on May 31, 2022, Luby's made the following cash liquidating distributions.
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
Accounting Periods
The Trust's fiscal year will be the twelve months beginning January 1 and ending December 31, which will be effective beginning June 1, 2022 for the period ending December 31, 2022.
COVID-19
The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we monetize our remaining assets.
RESULTS OF OPERATIONS
Under the liquidation basis of accounting we do not report results of operations information.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our ability to meet our obligations is contingent upon the monetization of our remaining assets. We expect that cash on hand and the proceeds from the sale of our assets will be adequate to meet our obligations; however, we cannot provide assurance as to the prices or net proceeds we may receive from the monetization of our assets.
STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY
We had no long-term investments as of December 31, 2022.
STATUS OF TRADE ACCOUNTS AND NOTES RECEIVABLES, NET
We monitor the aging of our receivables and record reserves to adjust to estimated net realizable value, as appropriate.
Our notes receivable at December 31, 2022 are recorded in our consolidated statement of net assets at the amount we expect to receive upon monetization of the Notes. See Note 8. Accounts and Notes Receivable in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We continue to monitor the terms of the notes receivable and the payment history of the issuers to determine net realizable value.
CAPITAL EXPENDITURES
Capital expenditures for the period beginning June 1, 2022 and ended December 31, 2022 were not material. We do not expect future capital expenditures to be significant.
DEBT
The Trust has no debt obligations at December 31, 2022 and at March 28, 2023.

COMMITMENTS AND CONTINGENCIES
The Company has no off-balance sheet arrangements.
As of December 31, 2022, we had approximately $1.8 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized.
From time to time, we are subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of our former business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry, as well as matters related to our real estate holdings, or the leases associated with such holdings. We believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on the Trust’s cash flows and net assets under liquidation.
AFFILIATIONS AND RELATED PARTIES
Effective January 27, 2021, the Luby's Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby's Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. Luby's and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), have entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. Mr. Garilli is also a member of the Trust's Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.
The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury and accounting services for approximately $14,000 per month.
WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the period June 1, 2022 through December 31, 2022, we paid WCA approximately $358,000 for the above-mentioned services.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our accounting policies are described in Note 1. Nature of Operations and Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of Part II of this report. The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States. Preparation of the financial statements requires us to make judgments, estimates and assumptions that affect the amounts of assets and liabilities in the financial statements and revenues and expenses during the reporting periods. The Trustees believe the following are critical accounting policies due to the significant, subjective and complex judgments and estimates used when preparing our consolidated financial statements.
Liquidation Basis of Accounting
Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and may include previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. The two areas that require the most significant, subjective and complex judgements and estimates are (i) properties for sale and (ii) liability for estimated costs in excess of estimated receipts during liquidation.
Properties for sale
In developing the estimated net realizable value for our properties held for sale, we utilized third party valuation experts, real estate brokers, the expertise of our Trustees, and forecasts generated by our management. For estimated real estate values, we consider comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.
Estimated costs in excess of estimated receipts during liquidation
The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the plan of liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing of property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period.

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
NEW ACCOUNTING PRONOUNCEMENTS
There are no new accounting pronouncements that are applicable or relevant to the Trust, under the Liquidation Basis of Accounting.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item  8. Financial Statements and Supplementary Data

LUB Liquidating Trust
Consolidated Statements of Net Assets in Liquidation (Liquidation Basis)
(Unaudited)

December 31, 2022
(in thousands)
ASSETS
Cash and cash equivalents	$24,335
Accounts and notes receivable	15,305
Restricted cash and cash equivalents	2,333
Properties for sale	29,966
Total Assets	$71,939

LIABILITIES
Accounts payable	$109
Accrued expenses and other liabilities	3,737
Operating lease liabilities	3,770
Liability for estimated costs in excess of estimated receipts during liquidation	4,418
Other liabilities	25
Total Liabilities	$12,059

Commitments and Contingencies

Net assets in liquidation (Note 3)	$59,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust
Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)
(Unaudited)

Period from June 1, 2022 through December 31, 2022
(in thousands)
Net assets in liquidation, beginning of period	$61,506
Changes in net assets in liquidation
Changes in liquidation value of properties for sale	3,242
Changes in estimated cash flows during liquidation	(4,868)
Changes in net assets in liquidation	(1,626)
Net assets in liquidation, end of period	$59,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust
Notes to Consolidated Financial Statements
Fiscal Period Ended December 31, 2022
(Unaudited)

Note 1. Organization, Plan of Liquidation and Significant Accounting Policies
Organization
All references to the "Trust" refer to LUB Liquidating Trust and its consolidated subsidiaries and all references to "Luby's" refer to Luby’s, Inc., and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants. With respect to the period prior to May 31, 2022, references to the "Company, "we", "our", or "us" refer to Luby's and with respect to the periods after May 31, 2022, refer to the Trust.
Substantially all of Luby's business was conducted through its wholly-owned subsidiary RFL, LLC (formerly known as Luby's Fuddruckers Restaurants, LLC), a Texas Limited Liability Company ("RFL")). RFL is now a wholly-owned subsidiary of the Trust and substantially all of the Trust's business is conducted through RFL.
On May 31, 2022, Luby's, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of a liquidating trust, LUB Liquidating Trust (the “Trust”), for the benefit of the Luby's stockholders, to facilitate the dissolution and termination of the Company in accordance with the Plan of Liquidation and Dissolution of the Company (the "Plan of Liquidation" or the “Plan”) that was previously approved by the Luby's stockholders on November 17, 2020. The trustees of the Trust consist of John Garilli, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.
At 5:00 p.m. Eastern Daylight Time on May 31, 2022 ("the Effective Time"), Luby's transferred its remaining assets (including its member interest in Luby's Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for Luby's common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.
At the Effective Time of the transfer, holders of Luby's common stock automatically received one unit in the Trust ("Unit") for each share of Luby's Common stock held by such holder. Units in the Trust are not and will not be listed on the New York Stock Exchange, or any other exchange, and generally are not transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all Luby's outstanding shares are automatically deemed to be cancelled. In anticipation of the transfer, the 500,000 shares of common stock Luby's held as Treasury Shares were cancelled.
The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.
The Trust will terminate upon the earlier of three years from the date of creation or the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law, unless the Trustees determine that a longer period is needed to sell real estate or collect payment in full of any installment obligations owed by a purchaser of assets of the Company or the Trust and to make any final distribution of any such proceeds.
Basis of Consolidation
The accompanying consolidated financial statements include the accounts of the Trust and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Accounting Periods
The Trust's fiscal year will be the twelve months beginning January 1 and ending December 31, which will be effective beginning June 1, 2022, for the period ending December 31, 2022.
Liquidation Basis of Accounting
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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of our Trustees, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling real estate assets of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. All estimates by nature involve a large degree of judgment and sensitivity to the underlying assumptions.
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
Subsequent Events
Events subsequent to the Company’s fiscal year ended December 31, 2022 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements. See Note 10. Subsequent Events.
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents and restricted cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. Our bank account balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.
Restricted cash and cash equivalents as of December 31, 2022 was $2.3 million. Amounts included in restricted cash at December 31, 2022 represent those required to be set aside for (1) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (2) prefunding of the credit limit under our corporate purchasing card program. We terminated our credit card program in the fourth quarter of 2022 and the restrictions on the $0.5 million restricted cash related to our credit card program were lifted in January 2023.
Accounts and Notes Receivable
Under the liquidation basis of accounting, trade, notes and other receivables are stated at the amount of their estimated cash proceeds. See Note 5. Accounts and Notes Receivable.
Operating Leases
See Note 4. Leases.

Income Taxes
The Trust is not subject to U.S. federal, state and local income taxes. Beneficiaries of the Trust are individually liable for their respective share of the Trust’s taxable income. Accordingly, the Trust makes no provision for income taxes in its financial statements. The Trust owns all the shares of RFL which is subject to U.S. federal, state and local income taxes as a corporation.
Under the liquidation basis of accounting, an estimate of future income tax liability for RFL is prepared based on the projected sale price of assets compared to the tax basis of the assets. Additionally, the Company takes into consideration any existing net loss or capital loss carryforwards in determining the estimate for future tax liabilities. See Note 6. Income Taxes
COVID-19
The COVID-19 pandemic could continue to materially impact our cash flows and value of net assets in liquidation, while we monetize our remaining assets.
Use of Estimates
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.
Recent Accounting Pronouncements
There are no new accounting pronouncements that are applicable or relevant to the Trust under the Liquidation Basis of Accounting.

Note 2. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. We project that we will have estimated costs in excess of estimated receipts during the remaining liquidation period. These amounts can vary significantly due to, among other things, the timing of property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the receipts and costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period. The liability for estimated costs in excess of estimated receipts during liquidation at December 31, 2022 and May 31, 2022, respectively, was comprised of the following (in thousands):

	December 31, 2022	May 31, 2022
Total estimated receipts during remaining liquidation period	$6,331	$8,560
Total estimated costs of operations	(310)	(438)
Selling, general and administrative expenses	(8,306)	(8,503)
Interest component of operating lease payments	(1,081)	(1,315)
Capital expenditures	—	(5)
Sales costs	(1,052)	(1,264)
Total estimated costs during remaining liquidation period	(10,749)	(11,525)
Liability for estimated costs in excess of estimated receipts during liquidation	$(4,418)	$(2,965)
The change in the liability for estimated costs in excess of estimated receipts during liquidation between June 1, 2022 and December 31, 2022 are as follows (in thousands):

	May 31, 2022	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	December 31, 2022
Assets:
Estimated net inflows from operations (1)	$6,802	$321	$(2,183)	$4,940

	6,802	321	(2,183)	4,940
Liabilities:
Sales costs	(1,264)	595	(383)	(1,052)
Corporate expenditures (2)	(8,503)	2,499	(2,302)	(8,306)

	(9,767)	3,094	(2,685)	(9,358)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,965)	$3,415	$(4,868)	$(4,418)
(1) Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) interest component of operating lease payments and (iii) capital expenditures.
(2) Corporate expenditures consists of selling, general and administrative expenses.
(3) Net change in working capital represents changes in cash, restricted cash, accounts receivable, accounts payable, and accrued expenses and other liabilities as a result of the Company's activities for the respective periods.
(4) Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

Note 3. Net Assets in Liquidation
Current Fiscal Period Activity
Net assets in liquidation decreased by $1.6 million during the period from May 31, 2022 through December 31, 2022. The decrease was primarily due to a $4.9 million net decrease due to the remeasurement of assets and liabilities, partially offset by a $3.2 million net increase in the estimated value of properties held for sale.
The $4.9 million net decrease generated by the remeasurement of assets and liabilities was mainly due to a $4.4 million decrease in projected future cash flows from operations and corporate activity, primarily as a result of changes in estimated holding periods for our operating properties, as well as increases in actual and projected sales closing costs of $0.4 million. In addition, actual operating results fell short of projected operating results by $0.1 million.
The net increase in properties held for sale was due to changes in values attributable to properties that have been sold, or are under contract to sell with non-refundable deposits, at prices that were different than our previously estimated liquidation values.
The net assets in liquidation at December 31, 2022 would result in liquidating distributions of $1.91 per Unit in the Trust based on 31,298,052 outstanding Units on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.
Lease Obligations
We continue to negotiate with our landlords to settle and terminate our existing leases; however, we can offer no assurances that we will settle any lease obligations for less than the total undiscounted base rent payments, or for less than their discounted value recorded within net assets in liquidation. See Note 4. Leases.
Note 4. Leases
Under the liquidation basis of accounting, lease obligations are recorded at the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date of the lease and the obligation is reduced as we make lease payments. We value the operating lease right-of-use assets at zero, since we do not expect to receive cash proceeds or other consideration for the right-of-use assets.
The discount rate used to determine the present value of the lease payments was our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, since we could not determine the interest rate implicit in the lease.
Weighted-average lease terms and discount rates were as follows.

December 31, 2022
Weighted-average remaining lease term	4.80 years
Weighted-average discount rate	9.97%
Operating lease obligations maturities in accordance with Topic 842 as of December 31, 2022 were as follows:

(In thousands)
Less than One Year	$1,029
One to Three Years	1,508
Three to Five Years	1,388
Thereafter	926
Total lease payments	4,851
Less: imputed interest	(1,081)
Present value of operating lease obligations	$3,770

Abandoned Leased Facilities - Liability for Store Closing
As of December 31, 2022, we classified four leased restaurants locations as abandoned. Although we remain obligated under the terms of the leases for the rent and other costs that may be associated with the leases, we decided to cease operations and we have no foreseeable plans to occupy the spaces as an operating restaurant in the future. The total liability represents the present value of the total amount of rent and other direct costs (such as common area costs, property taxes, and insurance allocated by the landlord) for the remaining lease term less the present value of any sublease income expected to be collected. During the period beginning June 1, 2022 and ended December 31, 2022 we settled and terminated one abandoned lease.
The liability for our abandoned leases were as follows (in thousands).

December 31, 2022
Included in Operating lease liabilities	$486
Included in Accrued expenses and other liabilities	588
Total	$1,074
Note 5. Accounts and Notes Receivable
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
Note 6. Income Taxes
The following table details the categories of total income tax assets and liabilities resulting from the cumulative tax effects of RFL:

December 31, 2022
(In thousands)
Deferred income tax assets:
Workers’ compensation, employee injury, and general liability claims	$219
General business and foreign tax credits	10,823
Depreciation, amortization and impairments	2,772
Lease liabilities	987
Straight-line rent, dining cards, accruals, and other	395
Subtotal	15,196
Valuation allowance	(14,541)
Total deferred income tax assets	655
Deferred income tax liabilities:
Property taxes and other	763
Lease assets	588
Total deferred income tax liabilities	1,351
Net deferred income tax liability	$(696)
At December 31, 2022, we recognized a net deferred tax liability of $0.7 million after valuation allowance as a result of anticipated taxable gains to be generated from future property sales as part of our Plan of Liquidation and our ability to utilize our deferred tax assets. The most significant deferred tax asset prior to valuation allowance is our general business tax credits carryovers to future years of $10.8 million. This item may be carried forward up to twenty years for possible utilization in the future. The carryover of general business tax credits, beginning in fiscal 2005, will begin to expire at the end of fiscal 2025 through 2039, if not utilized by then. The utilization of general business credits is subject to limitations based on the federal income tax liability before applying the general business credits within a tax year. Deferred tax assets available to be utilized against state taxable gains generated on future property sales will differ per state jurisdiction. The net deferred tax liability is included in other liabilities on our consolidated statement of net assets in liquidation at December 31, 2022.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future, as well as from tax net operating losses and tax credit carryovers. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized. In evaluating our ability to recover our deferred tax assets, we consider available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax-planning strategies and existing business conditions, including the Plan of Liquidation. In the third quarter of fiscal 2018, we concluded that a full valuation allowance on our net deferred tax assets was necessary. As of December 31, 2022, we recognized a net deferred tax liability due to our expectation that we will be able to utilize our deferred tax assets as a result of implementing our Plan of Liquidation.
Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Company's U.S. federal income tax return remains open to examination for fiscal 2020 through fiscal period ended May 31, 2022.
We paid federal income taxes of $0.6 million during the period beginning June 1, 2022 and ended December 31, 2022. The Company has had income tax filing requirements in over 15 states. State income tax payments were $10 thousand during the period beginning June 1, 2022 and ended December 31, 2022.
Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.
Note 7. Current Accrued Expenses and Other Liabilities
The following table sets forth current accrued expenses and other liabilities as of December 31, 2022.

December 31, 2022
(In thousands)
Accrued claim and insurance	$1,039
Taxes, other than income	988
Income taxes, net	696
Lease termination costs	588
Legal and other	426
Total	$3,737
(1) See Note 4. Leases for further discussion of lease termination costs.
Note 8. Commitments and Contingencies
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements.
Claims
From time to time, we are subject to various private lawsuits, administrative proceedings and claims that arise in the ordinary course of our former business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involve claims from guests, employees and others related to issues common to the restaurant industry, as well as matters related to our real estate holdings, or the leases associated with such holdings. We believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on the Company’s cash flows and net assets under liquidation.
Note 9. Related Parties
Effective January 27, 2021, the Luby's Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby's Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. The Company and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA. Mr. Garilli is also a member of the Trust's Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.
The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury and accounting services for approximately $14,000 per month.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the period June 1, 2022 through December 31, 2022, we paid WCA approximately $358,000 for the above-mentioned services.
Note 10. Subsequent Events
Subsequent to December 31, 2022, we sold three properties for cash consideration of approximately $14.5 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Control and Procedures
An evaluation was performed under the supervision and with the participation of our management, including our Trustees, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15€(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2022. Based on that evaluation, our Trustees have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
The Liquidating Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Trustees, have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
During the period ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The Trust does not have directors or executive officers. All management and executive authority over the Trust resides with the Trustees. References to our Trustees in this report mean our Trustees for the periods after May 31, 2022 and references to our directors and the Board mean the directors and the board of directors of the Company for the period prior to May 31, 2022. As of the date of this report, our Trustees, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:
TRUSTEES
GERALD W. BODZY, 71, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Bodzy previously served as an independent director of the Company from 2016 until the inception of the Trust and served as Chairman of the Board, a member of Nominating and Corporate Governance Committee, Co-Chair of the Board Special Committee, a member of the Finance and Audit Committee, and a member of the Compensation Committee. Mr. Bodzy was President and owner of Showcase Custom Vinyl Windows and Doors, a manufacturer of residential windows in Houston, Texas from 2004 until he retired in November 2020. From 1990 to 2000, Mr. Bodzy was a Managing Director of Stephens, Inc. where he headed the investment banking firm’s Houston office. From 1979 to 1990, he was employed by Smith Barney, Inc. in New York where he was a Managing Director from 1986 to 1990. From 1976 to 1990, he worked in the real estate group at General Crude Oil Company in Houston. Mr. Bodzy is a former director of Oshman’s Sporting Goods, Benchmark Electronics, and Republic Bankshares of Texas. Mr. Bodzy earned a B.A. Degree in Economics from the University of Texas in 1973 and a J.D. Degree from the University of Texas School of Law in 1976 and is a member of Phi Beta Kappa. Mr. Bodzy serves on the board of directors of the Boys & Girls Clubs of Greater Houston and is Chairman of the Board of the Boys & Girls Clubs of Greater Houston Foundation.
JOHN GARILLI, 58, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Garilli previously served as the Company’s Interim President and Chief Executive Officer from January 2021 until the inception of the Trust on May 31, 2022. Mr. Garilli has been a member of Winthrop Capital Advisors LLC (“WCA”) and its affiliates since 1995 serving in various capacities, previously in its accounting department, and is currently serving as its President and Chief Operating Officer. Mr. Garilli has served as the Interim Chief Financial Officer of Seritage Growth Properties, a NYSE-listed real estate company, since January 2022. Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of New York REIT Liquidating LLC (“NYRTLLC”) since November 2018. Mr. Garilli served as the Chief Executive Officer of New York REIT, Inc. (“NYRT”), a NYSE-listed real estate investment trust and the predecessor to NYRTLLC, from July 2018 until November 2018 and as the Chief Financial Officer, Secretary, and Treasurer of NYRT from March 2017 until November 2018. Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust (“WRT”), a NYSE-listed real estate investment trust, from 2006 until his appointment to Chief Financial Officer in 2012, a position held until its liquidation in August 2016. Mr. Garilli worked in a similar capacity at WRT’s successor, Winthrop Realty Liquidating Trust, from August 2016 until its final liquidation in December 2019. Mr. Garilli holds an MBA from Babson College and a BA from the College of the Holy Cross.
JOE C. McKINNEY, 76, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. McKinney previously served as an independent director of the Company from January 2003 until inception of the Trust on May 31, 2022 and served as chair of the Finance and Audit Committee, a member of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a co-Chair of the Special Committee. Mr. McKinney was Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, from October 2002 until his retirement in March 2020. He formerly served as Chairman of the board of directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement there in March 2002. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance. He is a former director of Broadway National Bank, Broadway Bancshares, Inc., New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded real estate investment trust, USAA Real Estate Company; US Industrial REIT I, II, and III; US Global Investors Funds; and Prodigy Communications Corporation.

CORPORATE GOVERNANCE
Audit Committee
Due to the limited operations and level of activity, which primarily includes the sale of our remaining assets and the payment of outstanding obligations, we do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Nonetheless, we believe that each of Gerald Bodzy, Joe C. McKinney and John Garilli satisfies the definition of an audit committee financial expert set forth in Item 407(d) of Regulation S-K.
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
Item 11. Executive Compensation
Compensation Matters Beginning May 31, 2022
Since the formation of the Trust on May 31, 2022, we have had no executive officers or employees performing policy making functions. The Trustees perform our day-to-day management and are entitled to receive compensation for their services as Trustees. Pursuant to the Liquidating Trust Agreement, the Chairman selected by a majority of the Trustees receives $25,000 per fiscal quarter and the remaining Trustees receive $20,000 per fiscal quarter for their services. In addition, the Trustees will be reimbursed by the Trust for their reasonable expenses and disbursements incidental to Trustee duties. We do not currently intend to hire or compensate any executive officers or other employees.
TRUSTEE COMPENSATION FOR THE PERIOD BEGINNING JUNE 1, 2022 AND ENDING DECEMBER 31, 2022

Name	Fees Earned or Paid in Cash ($)
Gerald W. Bodzy	$58,333
John Garilli	$46,667
Joe C. McKinney	$46,667
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
There is no public market for the units of beneficial interest in the Trust (the "Units"). On May 31, 2022, the Company filed its certificate of dissolution with the Secretary of State of Delaware, which became effective on that date, and transferred its remaining assets and liabilities to the Trust. Upon the transfer of the assets and liabilities to the Trust, the Company's stock records were closed, all outstanding shares of the Company's common stock were cancelled, and each stockholder of the Company automatically became the holder of one Unit for each one share of common stock of the Company then currently held of record by such stockholder. The Units are not and will not be listed on any exchange or quoted on any quotation system. The Units generally are not transferable or assignable, except by will, intestate succession, or operation of law.

The following table sets forth information as to the beneficial ownership of Units by (i) each of our Trustees and (ii) all our Trustees as group as of March 28, 2023.

Name (1)	Units Beneficially Owned	Percent of Units
Gerald W. Bodzy	240,854	*
John Garilli	—	*
Joe C. McKinney	319,845	1.02%
All Trustees as a group (3) persons	560,699	1.79%
*Represents beneficial ownership of less than one percent of the Units issued and outstanding as of March 28, 2023.
(1)Except as indicated in these notes and subject to applicable community property laws, each person named in the table directly owns the number of Units indicated and has sole ownership of such Units. Unless otherwise specified, the mailing address of each person named in the table is Two Liberty Square, 9th Floor, Boston, Massachusetts, 02109.
Item 13. Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS
Related Person Transactions
On July 23, 2002, the Company entered into an Indemnification Agreement with each member of the Company's Board under which the Company obligated itself to indemnify each director to the fullest extent permitted by applicable law so that he or she will continue to serve the Company free from undue concern regarding liabilities. The Company also entered into an Indemnification Agreement with each person becoming a member of the Board since July 23, 2002. The Board determined that uncertainties relating to liability insurance and indemnification have made it advisable to provide directors with assurance that liability protection will be available in the future.
Effective January 27, 2021, the Luby's Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby's Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. The Company and Mr. Garilli's and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. The Company also entered into an Indemnity Agreement with Mr. Garilli and WCA. Mr. Garilli is also a member of the Trust's Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.
The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury and accounting services for approximately $14,000 per month.
WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the period June 1, 2022 through December 31, 2022 we paid WCA approximately $358,000 for the above-mentioned services.
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
DIRECTOR INDEPENDENCE
Trustees of the Trust evaluated the independence of the Trustees that served during the period beginning June 1, 2022 and each Trustee or his immediate family and the Trust to determine whether any such transactions or relationships were material and, therefore, inconsistent with a determination that each such Trustee is independent. Based upon that evaluation, the Trustees determined that the following were independent during the respective time each served as Trustees:
Gerald W. Bodzy
Joe C. McKinney

Item 14. Principal Accountant Fees and Services
Fees Paid to the Independent Registered Public Accounting Firm
The Trust did not engage independent auditors to perform an audit of the financial statements contained in this report for the period beginning June 1, 2022 and ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated statement of net assets in liquidation as of December 31, 2022

Consolidated statement of changes in net assets in liquidation for the period from June 1, 2022 through December 31, 2022

Notes to consolidated financial statements

2.	Financial Statement Schedules
As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

3.	Exhibits
The following exhibits are filed as a part of this Report:

3
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

_________________________

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2023		LUB LIQUIDATING TRUST
Date		(Registrant)

	By:	/s/ JOHN GARILLI
John Garilli
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY	March 28, 2023
Gerald W. Bodzy, Trustee

/S/ JOHN GARILLI	March 28, 2023
John Garilli, Trustee

/S/ JOE C. MCKINNEY	March 28, 2023
Joe C. McKinney, Trustee