Form 10-K
period 2023-12-31
LUB LIQUIDATING TRUST
filed 2024-03-22
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act* Yes ☐ No ☒

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

The registrant had 31,298,052 units of beneficial interest outstanding as of March 20, 2024.

Documents incorporated by reference: None

Auditor Name:	N/A	Auditor Location:	N/A	Auditor Firm ID:	9999

*

LUB Liquidating Trust is the holder of all of the assets and liabilities of Luby’s, Inc. and files reports under the Securities and Exchange Commission file number for Luby’s Inc., which filed a Form 15 on July 15, 2022, indicating its notice of termination of registration and suspension of filing requirements.

LUB Liquidating Trust

Form 10-K

Year Ended December 31, 2023

LUB Liquidating Trust

December 31, 2023

Additional Information

Our annual reports on Form 10-K, current reports on Form 8-K and any amendments to those reports and other Securities and Exchange Commission (“SEC”) filings are electronically filed with, or furnished to, the SEC. All reports filed by the Trust with the SEC are available free of charge via EDGAR through the SEC website at http://www.sec.gov. Our website address is www.lubtrust.com. Please note that our website address is provided as an inactive textual reference only. The information provided on our website is not part of this report and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

LUB Liquidating Trust

December 31, 2023

FORWARD-LOOKING STATEMENTS

This Annual Report on “Form 10-K” contains statements that are “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	the timing and amount of any liquidating distribution made,

•	future sales of assets and the amount of proceeds that we may receive as a result of any such sales, and

•	the resolution of any outstanding creditor claims and liabilities.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or similar words. Forward-looking statements are based on certain assumptions and analyses made by the Trustees in light of their experience and perception of historical trends, current conditions, expected future developments and other factors it believes are relevant. Although the Trustees believe that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of their control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•

our ability to successfully sell our remaining assets at the established values, realize the proceeds from the sales thereof and to accurately estimate the expenses associated with such dispositions, the functioning of the Trust and the remaining claims and liabilities,

•	our ability to successfully resolve all our outstanding or unknown future creditor claims and liabilities,

•	inflation and its impact on general business and economic conditions,

•	collectability of accounts receivable, including payment of principal and interest on promissory notes received as consideration for asset sales,

•	costs relating to legal proceedings, and

•	changes in governmental regulations and the cost of compliance and increases in administrative operating expenses.

Each forward-looking statement speaks only as of the date of this report, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Unitholders should be aware that the occurrence of the events described above and elsewhere in this report could have a material adverse effect on our ability to liquidate our assets.

LUB Liquidating Trust

December 31, 2023

PART I

Item 1. Business

All references to the “Trust” refer to LUB Liquidating Trust and its consolidated subsidiaries and all references to “Luby’s” refer to Luby’s, Inc., and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants. With respect to the period prior to May 31, 2022, references to the “Company,” “we,” “our,” or “us” refer to Luby’s and with respect to the periods after May 31, 2022, refer to the Trust.

Substantially all of Luby’s business was conducted through its wholly-owned subsidiary RFL, LLC (formerly known as Luby’s Fuddruckers Restaurants, LLC), a Texas Limited Liability Company (“RFL”). RFL is now a wholly-owned subsidiary of the Trust and substantially all of the Trust’s assets are held by RFL.

Dissolution and Termination of the Company

On May 31, 2022, Luby’s, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of the Trust, for the benefit of the Luby’s stockholders, to facilitate the dissolution and termination of Luby’s in accordance with the Plan of Liquidation and Dissolution of the Company (the “Plan of Liquidation” or the “Plan”) that was previously approved by Luby’s stockholders on November 17, 2020. The trustees of the Trust consist of John Garilli, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.

At 5:00 p.m. Eastern Daylight Time on May 31, 2022 (“the Effective Time”), Luby’s transferred its remaining assets (including its member interest in Luby’s Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for Luby’s common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.

At the Effective Time of the transfer, holders of Luby’s common stock automatically received one unit in the Trust (“Unit”) for each share of Luby’s common stock held by such holder. Units in the Trust are not and will not be listed on the New York Stock Exchange, or any other exchange, and are generally not transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all Luby’s outstanding shares were automatically deemed to be cancelled. In anticipation of the transfer, the 500,000 shares of common stock Luby’s held as Treasury Shares were cancelled.

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

Real Estate

During the year ended December 31, 2023, the Trust sold six properties pursuant to the Plan of Liquidation. Subsequent to December 31, 2023, the Trust has sold one additional property pursuant to the Plan. During the period beginning June 1, 2022 and ended December 31, 2022, the Trust sold six properties pursuant to the Plan of Liquidation.

See Item 2. Properties.

LUB Liquidating Trust

December 31, 2023

Liabilities

The Company’s liabilities as of December 31, 2023 are disclosed in the consolidated statement of net assets in liquidation included in Item 8. of this Annual Report. They consist of accounts payable, accrued expenses and other liabilities, operating lease liabilities, liability for estimated costs in excess of estimated receipts during liquidation, and other liabilities.

Under the Plan, the Trust intends to convert all its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Trust.

Employees

As of March 20, 2024, we had no employees. Certain employees of Winthrop Capital Advisors LLC and their affiliates (“WCA”) and certain third party consultants perform all our general and administrative services for us, including accounting, asset management, asset disposition and investor relations services. See Item 13. Certain Relationships and Related Party Transactions for further discussion regarding WCA.

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

LUB Liquidating Trust

December 31, 2023

In addition, our ability to successfully monetize the Trust’s assets could be materially negatively affected by economic conditions. In order to successfully monetize our assets, we must identify and complete one or more additional transactions with third parties. Our assets and the availability of potential buyers of our assets may be significantly impacted by public health issues or pandemics.

Even if we are able to identify potential transactions in furtherance of our monetization of the Trust’s assets, such buyers may be operationally constrained or unable to locate financing on attractive terms or at all. If financing is unavailable to potential buyers of our assets, or if potential buyers are unwilling to engage in transactions due to the uncertainty in the market, our ability to complete such transactions would be significantly impaired, which could cause the amounts ultimately available for distribution to unitholders to be dependent on the operational success of the buyers of our assets.

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

LUB Liquidating Trust

December 31, 2023

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

Item 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of assessing, identifying, and managing risk associated with cybersecurity threats. Our external advisor has implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such risks. Our advisor has developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. As we are fully externally managed, we are reliant on our external advisor’s network and risk management program.

This cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, and financial risk areas.

As we are fully externally managed, we are reliant on our external manager’s network and risk management program. Our external advisor has elected to engage third-party managed service providers to maintain its network and to manage the monitoring, detection, mitigation, and prevention of cybersecurity threats. These service providers are responsible for managing our advisor’s hosted services, all of the computer and computer-related hardware and software they use, and for managing the backup process. Our manager’s primary managed service provider supplies management with monthly updates and activity reports related to network alerts, connectivity issues and help desk tickets.

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2023, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected in the future.

LUB Liquidating Trust

December 31, 2023

Our Trustees consider cybersecurity risk as part of its risk oversight function. Our Trustees oversee management’s implementation of our cybersecurity risk management program. Our Trustees will receive periodic reports from management on our cybersecurity risks as well as updates, as necessary, regarding any significant cybersecurity incidents impacting our advisor’s information systems.

Item 2. Properties

As of March 20, 2024 our owned properties consist of two Luby’s Cafeterias operated by Luby’s Restaurant Corporation under a management agreement.

The following table summarizes our leased properties as of March 20, 2024.

Number of Properties
Occupied Restaurants:
Luby’s cafeterias operated by Luby’s Restaurant Corporation under a management agreement	1
Total Occupied Restaurants	1
Abandoned restaurant property leases	4

Total	5

At March 20, 2024, we have unresolved obligations at four former leased locations which were abandoned prior to the expiration of the respective lease terms.

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

LUB Liquidating Trust

December 31, 2023

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for the units of beneficial interest in the Trust (the “Units”). On May 31, 2022, Luby’s filed its certificate of dissolution with the Secretary of State of Delaware, which became effective on that date, and transferred its remaining assets and liabilities to the Trust. Upon the transfer of the assets and liabilities to the Trust, Luby’s stock records were closed, all the outstanding shares of Luby’s common stock were cancelled, and each stockholder of Luby’s automatically became the holder of one Unit for each share of common stock of Luby’s then held of record by such stockholder. The Units are not and will not be listed on any exchange or quoted on any quotation system. The Units generally are not transferable or assignable, except by will, intestate succession, or operation of law.

Equity Compensation Plans

There are no securities authorized under any equity compensation plan as of December 31, 2023.

Item 6. (Reserved)

LUB Liquidating Trust

December 31, 2023

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the year ended December 31, 2023 and the period beginning June 1, 2022 and ended December 31, 2022 included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

Organization

All references to the “Trust” refer to LUB Liquidating Trust and its consolidated subsidiaries and all references to “Luby’s” refer to Luby’s, Inc., and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants. With respect to the period prior to May 31, 2022, references to the “Company,” “we,” “our,” or “us” refer to Luby’s and with respect to the periods after May 31, 2022, refer to the Trust.

Substantially all of Luby’s business was conducted through its wholly-owned subsidiary RFL, LLC (formerly known as Luby’s Fuddruckers Restaurants, LLC), a Texas Limited Liability Company (“RFL”). RFL is now a wholly-owned subsidiary of the Trust and substantially all of the Trust’s assets are held by RFL.

On May 31, 2022, Luby’s, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of a liquidating trust, LUB Liquidating Trust (the “Trust”), for the benefit of the Luby’s stockholders, to facilitate the dissolution and termination of the Company in accordance with the Plan of Liquidation and Dissolution of the Company (the “Plan of Liquidation” or the “Plan”) that was previously approved by the Luby’s stockholders on November 17, 2020. The trustees of the Trust consist of John Garilli, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.

At 5:00 p.m. Eastern Daylight Time on May 31, 2022 (“the Effective Time”), Luby’s transferred its remaining assets (including its member interest in Luby’s Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for Luby’s common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.

At the Effective Time of the transfer, holders of Luby’s common stock automatically received one unit in the Trust (“Unit”) for each share of Luby’s common stock held by such holder. Units in the Trust are not and will not be listed on the New York Stock Exchange, or any other exchange, and are generally not transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all Luby’s outstanding shares are automatically deemed to be cancelled. In anticipation of the transfer, the 500,000 shares of common stock Luby’s held as Treasury Shares were cancelled.

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

LUB Liquidating Trust

December 31, 2023

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of our Trustees and members of the Special Committee of the Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling properties of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan.

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

The net assets in liquidation at December 31, 2023 would result in liquidating distributions of $0.89 per Unit in the Trust based on the number of Units outstanding on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.

LUB Liquidating Trust

December 31, 2023

Asset Disposal and Liquidation Activities

For the year ended December 31, 2023, we sold six properties for total gross proceeds of approximately $18.5 million. During the period beginning June 1, 2022 and ended December 31, 2022, we sold six properties for total gross proceeds of approximately $13.2 million.

Effective June 2, 2022, we also entered into a management agreement with the purchaser of the Luby’s brand to assume operations of the Company’s remaining Luby’s cafeterias. As of March 20, 2024 there are two properties subject to the management agreement. We no longer directly operate any Luby’s cafeterias or Fuddruckers restaurants.

Subsequent to December 31, 2023, we sold one property for total gross proceeds of $1.4 million. As of March 20, 2024, we own two properties.

On August 14, 2023, we made cash liquidating distributions of $31.3 million, or $1.00 per share to unitholders of record. Since the approval of the Plan of Liquidation we have distributed $3.70 per unit/common share.

Transactions subsequent to Plan of Liquidation and prior to conversion to the Trust

Luby’s disposed of its operating brands as follows:

•	In December 2020 we terminated our sub-license to the Cheeseburger in Paradise brand name in return for compensation from the sub-licensor. Proceeds from the sale were immaterial.

•	During the second quarter of fiscal 2021 we sold our rights to the Koo Koo Roo brand name to an independent third party. Proceeds from the sale were immaterial.

•

During the fourth quarter of fiscal 2021 we sold the Fuddruckers franchise business operations for $15.0 million plus the assumption of certain liabilities to Black Titan Franchise Systems LLC, an affiliate of Black Titan Holding, LLC which previously purchased 13 franchise locations in separate transactions.

•	On August 26, 2021, we sold the Luby’s Cafeterias brand name and the business operations at 35 Luby’s locations to an unrelated third party.

•

On March 28, 2022, we sold our Culinary Contract Services business, which did not include our frozen packaged foods business, to Culinary Concessions, LLC (“Purchaser”), a member managed limited liability company. Purchaser is wholly owned by Pappas Restaurants, Inc. (“PRI”). PRI is jointly owned and controlled by Christopher J. Pappas and Harris J. Pappas (“Messrs. Pappas”), who were formerly directors and officers of the Company and who are owners of greater than 5% of our beneficial units.

Luby’s sold 50 properties for total gross proceeds of approximately $150.8 million.

Luby’s made the following cash liquidating distributions.

•	On November 1, 2021, we paid $62.2 million, or $2.00 per share to shareholders of record as of October 25, 2021.

•	On March 28, 2022, we paid $15.5 million, or $0.50 per share to shareholders of record as of March 21, 2022.

•	On May 24, 2022, we paid $6.2 million, or $0.20 per share to shareholders of record as of May 17, 2022.

General and Administrative Expenses

As we continue the efforts to monetize our assets, we remain focused on reducing our operating and administrative costs, when appropriate, to provide maximum liquidation value to our unitholders.

Accounting Periods

The Trust’s fiscal year will be the twelve months beginning January 1 and ending December 31, with the prior period effective beginning June 1, 2022 and ending December 31, 2022.

RESULTS OF OPERATIONS

Under the liquidation basis of accounting, we do not report results of operations information.

LUB Liquidating Trust

December 31, 2023

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

We had no long-term investments as of December 31, 2023 and 2022.

STATUS OF TRADE ACCOUNTS AND NOTES RECEIVABLES, NET

We monitor the aging of our receivables and record reserves to adjust to estimated net realizable value, as appropriate.

Our notes receivable at December 31, 2023 and 2022 are recorded in our consolidated statement of net assets at the amount we expect to receive upon monetization of the Notes. See Note 8. Accounts and Notes Receivable in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We continue to monitor the terms of the notes receivable and the payment history of the issuers to determine net realizable value.

CAPITAL EXPENDITURES

Capital expenditures for the year ended December 31, 2023 and the period beginning June 1, 2022 and ended December 31, 2022 were not material. We do not expect future capital expenditures to be significant.

DEBT

The Trust has no debt obligations at December 31, 2023, December 31, 2022 and at March 20, 2024.

COMMITMENTS AND CONTINGENCIES

The Company has no off-balance sheet arrangements.

As of December 31, 2023, we had approximately $0.96 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized.

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

AFFILIATIONS AND RELATED PARTIES

Effective January 27, 2021, the Luby’s Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby’s Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. Luby’s and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), have entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA.

LUB Liquidating Trust

December 31, 2023

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury and accounting services for approximately $16,000 per month.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the year ended December 31, 2023, we paid WCA approximately $550,000 for the above-mentioned services.

Mr. Garilli is also a member of the Trust’s Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.

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

Properties for sale

In developing the estimated net realizable value for our properties held for sale, we utilized third party valuation experts, real estate brokers, the expertise of our Trustees, and forecasts generated by management. For estimated real estate values, we consider comparable sales transactions, our past experience selling properties of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan.

LUB Liquidating Trust

December 31, 2023

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that are applicable or relevant to the Trust, under the Liquidation Basis of Accounting.

LUB Liquidating Trust

December 31, 2023

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

LUB Liquidating Trust

Consolidated Statements of Net Assets in Liquidation (Liquidation Basis)

(Unaudited, in thousands)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$11,282	$24,335
Accounts and notes receivable	13,498	15,305
Restricted cash and cash equivalents	963	2,333
Properties for sale	10,391	29,966

Total Assets	$36,134	$71,939

LIABILITIES
Accounts payable	$257	$109
Accrued expenses and other liabilities	2,388	3,737
Operating lease liabilities	735	3,770
Liability for estimated costs in excess of estimated receipts during liquidation	4,878	4,418
Other liabilities	—	25

Total Liabilities	$8,258	$12,059

Commitments and Contingencies
Net assets in Liquidation (Note 3)	$27,876	$59,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust

Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)

(Unaudited, in thousands)

	For the Year Ended December 31, 2023	For the Period June 1, 2022 to December 31, 2022
Net assets in liquidation, beginning of period	$59,880	$61,506
Changes in net assets in liquidation
Changes in liquidation value of properties for sale	(964)	3,242
Changes in estimated cash flows during liquidation	261	(4,868)
Liquidating distributions	(31,301)	—

Changes in net assets in liquidation	(32,004)	(1,626)

Net assets in liquidation, end of period	$27,876	$59,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 1. Organization, Plan of Liquidation and Significant Accounting Policies

Organization

All references to the “Trust” refer to LUB Liquidating Trust and its consolidated subsidiaries and all references to “Luby’s” refer to Luby’s, Inc., and the consolidated subsidiaries of Luby’s, Inc. References to “Luby’s Cafeteria” refer specifically to the Luby’s Cafeteria brand restaurants. With respect to the period prior to May 31, 2022, references to the “Company, “ “we,” “our,” or “us” refer to Luby’s and with respect to the periods after May 31, 2022, refer to the Trust.

Substantially all of Luby’s business was conducted through its wholly-owned subsidiary RFL, LLC (formerly known as Luby’s Fuddruckers Restaurants, LLC), a Texas Limited Liability Company (“RFL”). RFL is now a wholly-owned subsidiary of the Trust and substantially all of the Trust’s business is conducted through RFL.

On May 31, 2022, Luby’s, the Trustees identified below and Delaware Trust Company (the “Resident Trustee”) entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) in connection with the formation of a liquidating trust, LUB Liquidating Trust (the “Trust”), for the benefit of the Luby’s stockholders, to facilitate the dissolution and termination of the Company in accordance with the Plan of Liquidation and Dissolution of the Company (the “Plan of Liquidation” or the “Plan”) that was previously approved by the Luby’s stockholders on November 17, 2020. The trustees of the Trust consist of John Garilli, Gerald Bodzy and Joe C. McKinney (collectively, the “Trustees”), and the Resident Trustee.

At 5:00 p.m. Eastern Daylight Time on May 31, 2022 (“the Effective Time”), Luby’s transferred its remaining assets (including its member interest in Luby’s Fuddruckers Restaurants, LLC, which has been renamed RFL, LLC) and liabilities to the Trust pursuant to the Plan of Liquidation. The last day of trading for Luby’s common stock, par value $0.32 per share, on the New York Stock Exchange was May 27, 2022.

At the Effective Time of the transfer, holders of Luby’s common stock automatically received one unit in the Trust (“Unit”) for each share of Luby’s Common stock held by such holder. Units in the Trust are not and will not be listed on the New York Stock Exchange, or any other exchange, and generally are not transferable except by will, intestate succession or operation of law. Pursuant to the Liquidating Trust Agreement, on and after May 31, 2022, all Luby’s outstanding shares are automatically deemed to be cancelled. In anticipation of the transfer, the 500,000 shares of common stock Luby’s held as Treasury Shares were cancelled.

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

Accounting Periods

The Trust’s fiscal year will be the twelve months beginning January 1 and ending December 31, with the prior period effective beginning June 1, 2022 and ending December 31, 2022.

Liquidation Basis of Accounting

The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 1. Organization, Plan of Liquidation and Significant Accounting Policies (Continued)

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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value. In developing these estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of our Trustees, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling properties of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. All estimates by nature involve a large degree of judgment and sensitivity to the underlying assumptions.

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

The valuation of our assets and liabilities, as described above, represents estimates, based on present facts and circumstances, of the net realizable value of the assets and costs associated with carrying out the Plan. The actual values and costs associated with carrying out the Plan may differ from amounts reflected in the accompanying consolidated financial statements because of the Plan’s inherent uncertainty. These differences may be material. In particular, these estimates will vary with the length of time necessary to complete the Plan.

Net assets in liquidation represents the estimated liquidation value to our unitholders upon liquidation. It is not possible to predict with certainty the timing or aggregate amount which may ultimately be distributed to our unitholders and no assurance can be given that the distributions will equal or exceed the estimate presented in these consolidated financial statements.

Subsequent Events

Events subsequent to the Company’s fiscal year ended December 31, 2023 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements. See Note 10. Subsequent Events.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 1. Organization, Plan of Liquidation and Significant Accounting Policies (Continued)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash and cash equivalents and restricted cash and cash equivalents include highly liquid investments such as money market funds that have a maturity of three months or less. Our bank account balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each institution.

Restricted cash and cash equivalents as of December 31, 2023 and 2022 was $1.0 million and $2.3 million, respectively. Amounts included in restricted cash represent those required to be set aside for (1) collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months and (2) prefunding of the credit limit under our corporate purchasing card program. We terminated our credit card program in the fourth quarter of 2022 and the restrictions on the $0.5 million restricted cash related to our credit card program were lifted in January 2023.

Accounts and Notes Receivable

Under the liquidation basis of accounting, trade, notes and other receivables are stated at the amount of their estimated cash proceeds. See Note 5. Accounts and Notes Receivable.

Operating Leases

See Note 4. Leases.

Income Taxes

The Trust is not subject to U.S. federal, state and local income taxes. Beneficiaries of the Trust are individually liable for their respective share of the Trust’s taxable income. Accordingly, the Trust makes no provision for income taxes in its financial statements. The Trust owns all the member interests of RFL which is subject to U.S. federal, state and local income taxes as a corporation.

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

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 2. Estimated Costs and Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. We project that we will have estimated costs in excess of estimated receipts during the remaining liquidation period. These amounts can vary significantly due to, among other things, the timing of property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the receipts and costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period, which is currently estimated to run through December 31, 2026. The liability for estimated costs in excess of estimated receipts during the year ended at December 31, 2023 and for the period June 1, 2022 to December 31, 2022, respectively, was comprised of the following (in thousands):

	Year Ended December 31, 2023	June 1, 2022 to December 31, 2022
Total estimated receipts during remaining liquidation period	$1,974	$6,331

Total estimated costs of operations	—	(310)
General and administrative expenses	(6,287)	(8,306)
Interest component of operating lease payments	(179)	(1,081)
Capital expenditures	—	—
Sales costs	(386)	(1,052)

Total estimated costs during remaining liquidation period	(6,852)	(10,749)

Liability for estimated costs in excess of estimated receipts during liquidation	$(4,878)	$(4,418)

The change in the estimated costs and estimated receipts for the year ended December 31, 2023 are as follows (in thousands):

	January 1, 2023	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows During Liquidation (4)	December 31, 2023
Assets:
Estimated net inflows from operations (1)	$4,940	$(1,015)	$(2,130)	$1,795

	$4,940	$(1,015)	$(2,130)	$1,795

Liabilities:
Sales Costs	(1,052)	713	(47)	(386)
Corporate expenditures (2)	(8,306)	311	1,708	(6,287)

	(9,358)	1,024	1,661	(6,673)

Liability for estimated costs in excess of estimated receipts during liquidation	$(4,418)	$9	$(469)	$(4,878)

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 2. Estimated Costs and Estimated Receipts During Liquidation (Continued)

The change in the estimated costs and estimated receipts for the period from June 1, 2022 to December 31, 2022 are as follows (in thousands):

	June 1, 2022	Net Change in Working Capital (3)	Changes in Estimated Future Cash Flows during Liquidation (4)	December 31, 2022
Assets:
Estimated net inflows from operations (1)	$6,802	$321	$(2,183)	$4,940

	6,802	321	(2,183)	4,940

Liabilities:
Sales Costs	(1,264)	595	(383)	(1,052)
Corporate expenditures (2)	(8,503)	2,499	(2,302)	(8,306)

	(9,767)	3,094	(2,685)	(9,358)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,965)	$3,415	$(4,868)	$(4,418)

(1)

Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations, (ii) interest component of operating lease payments and (iii) capital expenditures.

(2)	Corporate expenditures consist of general and administrative expenses.
(3)

Net change in working capital represents changes in cash, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses and other liabilities as a result of the Company’s activities for the respective periods.

(4)	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

Note 3. Net Assets in Liquidation

Current Fiscal Year Activity

Net assets in liquidation decreased by $32.0 million for the year ended December 31, 2023. The decrease was primarily driven by a $31.3 million cash liquidating distribution in August 2023, and a $0.9 million net decrease in the estimated value of properties held for sale offset by a $0.2 million net increase resulting from remeasurement of assets and liabilities.

The net decrease in properties held for sale was due to changes in values attributable to properties that have been sold, or were under contract as of December 31, 2023 with non-refundable deposits, at prices that were different than our previously estimated liquidation values.

Prior Fiscal Period Activity

Net assets in liquidation decreased by $1.6 million for the period ended December 31, 2022. The decrease was primarily due to a $4.9 million net decrease due to the remeasurement of assets and liabilities, partially offset by a $3.2 million net increase in the estimated value of properties held for sale.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 3. Net Assets in Liquidation (Continued)

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

The net assets in liquidation at December 31, 2023 would result in liquidating distributions of $0.89 per Unit in the Trust based on 31,298,052 outstanding Units on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our properties and accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.

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

Weighted-average lease terms and discount rates were as follows.

December 31, 2023
Weighted-average remaining lease term	6.83 years
Weighted-average discount rate	9.70%

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 4. Leases (Continued)

Operating lease obligations maturities in accordance with Topic 842 as of December 31, 2023 were as follows:

(In thousands)
Less than One Year	$283
One to Three Years	261
Three to Five Years	261
Thereafter	109

Total lease payments	$914
Less: imputed interest	(179)

Present value of operating lease obligations	$735

Abandoned Leased Facilities - Liability for Store Closing

As of December 31, 2023, we remain obligated under the terms of leases for the rent and other costs related to four leased restaurants locations that were classified as abandoned in prior years. The total liability represents the value of the total amount of rent and other direct costs (such as common area costs, property taxes and insurance allocated by the landlord) through the expiration date of the leases. The lease term on the four abandoned leases expired as of December 31, 2023.

The liability for our abandoned leases were as follows (in thousands).

December 31, 2023
Included in Accrued expenses and other liabilities	964

Total	$964

Note 5. Accounts and Notes Receivable

In connection with the sale of the operating brands in prior years we received secured promissory notes (the “Notes”) from the respective buyers of the brands. The Notes are carried at the aggregate amount we expect to receive upon monetization of the Notes and are included in accounts and notes receivable in our consolidated statements of net assets in liquidation.

Note 6. Income Taxes

Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Trust’s U.S. federal income tax return remains open to examination for the year ended December 31, 2022. Luby’s Inc.’s U.S. federal income tax return remains open to examination for the fiscal period 2020 through fiscal period ended May 31, 2022. RFL’s U.S. federal income tax return remains open to examination for the fiscal periods ended August 31, 2022 through August 31, 2023.

We paid federal income taxes of $0 and $0.6 million for the year ended December 31, 2023 and the period June 1, 2022 through December 31, 2022, respectively. For 2023, the Company had income tax filing requirements in five states. State income tax payments were $0.7 million and $10 thousand for the year ended December 31, 2023 and the period June 1, 2022 and ended December 31, 2022, respectively.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 6. Income Taxes (continued)

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.

Note 7. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities, in thousands.

	December 31, 2023	December 31, 2022
Accrued claim and insurance	$759	$1,039
Taxes, other than income	5	988
Income taxes, net	245	696
Lease termination costs (1)	964	588
Legal and other	415	426

Total	$2,388	$3,737

(1)	See Note 4. Leases for further discussion of lease termination costs.

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

Note 9. Related Parties

Effective January 27, 2021, the Luby’s Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby’s Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. The Company and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2023

(Unaudited)

Note 9. Related Parties (Continued)

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury and accounting services for approximately $16,000 per month.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the year ended December 31, 2023 and period ended December 31, 2022, we paid WCA approximately $550,000 and $358,000, respectively, for the above-mentioned services.

Mr. Garilli is also a member of the Trust’s Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.

Note 10. Subsequent Events

Subsequent to December 31, 2023, we sold one property for cash consideration of approximately $1.4 million.

LUB Liquidating Trust

December 31, 2023

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Trustees, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15€(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on that evaluation, our Trustees have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Liquidating Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Trustees, have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

LUB Liquidating Trust

December 31, 2023

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

TRUSTEES

GERALD W. BODZY, 72, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Bodzy previously served as an independent director of the Company from 2016 until the inception of the Trust and served as Chairman of the Board, a member of Nominating and Corporate Governance Committee, Co-Chair of the Board Special Committee, a member of the Finance and Audit Committee, and a member of the Compensation Committee. Mr. Bodzy was President and owner of Showcase Custom Vinyl Windows and Doors, a manufacturer of residential windows in Houston, Texas from 2004 until he retired in November 2020. From 1990 to 2000, Mr. Bodzy was a Managing Director of Stephens, Inc. where he headed the investment banking firm’s Houston office. From 1979 to 1990, he was employed by Smith Barney, Inc. in New York where he was a Managing Director from 1986 to 1990. From 1976 to 1990, he worked in the real estate group at General Crude Oil Company in Houston. Mr. Bodzy is a former director of Oshman’s Sporting Goods, Benchmark Electronics, and Republic Bankshares of Texas. Mr. Bodzy earned a B.A. Degree in Economics from the University of Texas in 1973 and a J.D. Degree from the University of Texas School of Law in 1976 and is a member of Phi Beta Kappa. Mr. Bodzy serves on the board of directors of the Boys & Girls Clubs of Greater Houston and is Chairman of the Board of the Boys & Girls Clubs of Greater Houston Foundation.

JOHN GARILLI, 59, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Garilli previously served as the Company’s Interim President and Chief Executive Officer from January 2021 until the inception of the Trust on May 31, 2022. Mr. Garilli has been a member of Winthrop Capital Advisors LLC (“WCA”) and its affiliates since 1995 serving in various capacities, previously in its accounting department, and is currently serving as its President and Chief Operating Officer. Mr. Garilli has served as the Interim Chief Financial Officer of Seritage Growth Properties, a NYSE-listed real estate company, since January 2022. Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of New York REIT Liquidating LLC (“NYRTLLC”) since November 2018. Mr. Garilli served as the Chief Executive Officer of New York REIT, Inc. (“NYRT”), a NYSE-listed real estate investment trust and the predecessor to NYRTLLC, from July 2018 until November 2018 and as the Chief Financial Officer, Secretary, and Treasurer of NYRT from March 2017 until November 2018. Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust (“WRT”), a NYSE-listed real estate investment trust, from 2006 until his appointment to Chief Financial Officer in 2012, a position held until its liquidation in August 2016. Mr. Garilli worked in a similar capacity at WRT’s successor, Winthrop Realty Liquidating Trust, from August 2016 until its final liquidation in December 2019. Mr. Garilli holds an MBA from Babson College and a BA from the College of the Holy Cross.

JOE C. McKINNEY, 77, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. McKinney previously served as an independent director of the Company from January 2003 until inception of the Trust on May 31, 2022 and served as chair of the Finance and Audit Committee, a member of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a co-Chair of the Special Committee. Mr. McKinney was Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, from October 2002 until his retirement in March 2020. He formerly served as Chairman of the board of directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement there in March 2002. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance. He is a former director of Broadway National Bank, Broadway Bancshares, Inc., New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded real estate investment trust, USAA Real Estate Company; US Industrial REIT I, II, and III; US Global Investors Funds; and Prodigy Communications Corporation.

LUB Liquidating Trust

December 31, 2023

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

Trustee Compensation for the Year Ended December 31, 2023

Name	Fees Earned
Gerald W. Bodzy	$100,000
John Garilli	$80,000
Joe C. McKinney	$80,000

LUB Liquidating Trust

December 31, 2023

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There is no public market for the units of beneficial interest in the Trust (the “Units”). On May 31, 2022, the Company filed its certificate of dissolution with the Secretary of State of Delaware, which became effective on that date, and transferred its remaining assets and liabilities to the Trust. Upon the transfer of the assets and liabilities to the Trust, the Company’s stock records were closed, all outstanding shares of the Company’s common stock were cancelled, and each stockholder of the Company automatically became the holder of one Unit for each one share of common stock of the Company then currently held of record by such stockholder. The Units are not and will not be listed on any exchange or quoted on any quotation system. The Units generally are not transferable or assignable, except by will, intestate succession, or operation of law.

The following table sets forth information as to the beneficial ownership of Units by (i) each of our Trustees and (ii) all our Trustees as group as of March 20, 2024.

Name (1)	Units Beneficially Owned	Percent of Units
Gerald W. Bodzy	240,854	*
John Garilli	0	*
Joe C. McKinney	319,845	1.02%

All Trustees as a group of 3 persons	560,699	1.79%

*	Represents beneficial ownership of less than one percent of the Units issued and outstanding as of March 28, 2024.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Related Person Transactions

On July 23, 2002, the Company entered into an Indemnification Agreement with each member of the Company’s Board under which the Company obligated itself to indemnify each director to the fullest extent permitted by applicable law so that he or she will continue to serve the Company free from undue concern regarding liabilities. The Company also entered into an Indemnification Agreement with each person becoming a member of the Board since July 23, 2002. The Board determined that uncertainties relating to liability insurance and indemnification have made it advisable to provide directors with assurance that liability protection will be available in the future.

Effective January 27, 2021, the Luby’s Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby’s Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. The Company and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. The Company also entered into an Indemnity Agreement with Mr. Garilli and WCA. Mr. Garilli is also a member of the Trust’s Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.

LUB Liquidating Trust

December 31, 2023

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury and accounting services for approximately $14,000 per month.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. For the year ended December 31, 2023, we paid WCA approximately $550,000 for the above-mentioned services.

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

DIRECTOR INDEPENDENCE

Trustees of the Trust evaluated the independence of the Trustees that served for the year ended December 31, 2023 and each Trustee or his immediate family and the Trust to determine whether any such transactions or relationships were material and, therefore, inconsistent with a determination that each such Trustee is independent. Based upon that evaluation, the Trustees determined that the following were independent during the respective time each served as Trustees:

Gerald W. Bodzy

Joe C. McKinney

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The Trust did not engage independent auditors to perform an audit of the financial statements contained in this report for the year ended December 31, 2023.

LUB Liquidating Trust

December 31, 2023

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements

The following financial statements are filed as part of this Report:

Consolidated statement of net assets in liquidation as of December 31, 2023 and December 31, 2022

Consolidated statement of changes in net assets in liquidation for the year ended December 31, 2023 and for the period from June 1, 2022 through December 31, 2022

Notes to consolidated financial statements

2.	Financial Statement Schedules

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

3.	Exhibits

The following exhibits are filed as a part of this Report:

3	Liquidating Trust Agreement, dated May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2022, File No. 1-08308).

21	Subsidiaries of the Trust.

31.1	Rule 13a-14(a)/15d-14(a) certification of the Trustees pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 certification of the Trustees pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

LUB Liquidating Trust

December 31, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2024		LUB LIQUIDATING TRUST
(Registrant)

	By:	/s/ JOHN GARILLI
John Garilli
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY	March 22, 2024
Gerald W. Bodzy, Trustee

/S/ JOHN GARILLI	March 22, 2024
John Garilli, Trustee

/S/ JOE C. MCKINNEY	March 22, 2024
Joe C. McKinney, Trustee