Form 10-K
period 2024-12-31
LUB LIQUIDATING TRUST
filed 2025-03-24
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The registrant had 31,298,052 units of beneficial interest outstanding as of March 21, 2025.

Documents incorporated by reference: None

Auditor Name: N/A	Auditor Location: N/A	Auditor Firm ID:9999

*

LUB Liquidating Trust is the holder of all of the assets and liabilities of Luby’s, Inc. and files reports under the Securities and Exchange Commission file number for Luby’s Inc., which filed a Form 15 on July 15, 2022, indicating its notice of termination of registration and suspension of filing requirements.

LUB Liquidating Trust

Form 10-K

Year Ended December 31, 2024

LUB Liquidating Trust

December 31, 2024

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

December 31, 2024

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

December 31, 2024

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

The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.

On March 21, 2025, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2026. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

The Trust is headquartered in Boston, Massachusetts, with its corporate headquarters located at Two Liberty Square, 9th Floor, Boston, MA 02109, telephone number (617) 570-4600. The Trust website is www.lubtrust.com. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

Real Estate

During the year ended December 31, 2024, the Trust sold two properties pursuant to the Plan of Liquidation. During the year ended December 2023, the Trust sold six properties pursuant to the Plan.

See Item 2. Properties.

LUB Liquidating Trust

December 31, 2024

Liabilities

The Company’s liabilities as of December 31, 2024 are disclosed in the consolidated statement of net assets in liquidation included in Item 8. of this Annual Report. They consist of accounts payable, accrued expenses and other liabilities, operating lease liabilities, and liability for estimated costs in excess of estimated receipts during liquidation.

Under the Plan, the Trust intends to convert all its assets into cash, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Trust.

Employees

The Trust has no employees. Certain employees of Winthrop Capital Advisors LLC and their affiliates (“WCA”) and certain third party consultants perform all our general and administrative services for us, including accounting, asset management, asset disposition and investor relations services. See Item 13. Certain Relationships and Related Party Transactions for further discussion regarding WCA.

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

December 31, 2024

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

Failure to collect accounts receivable or amounts receivable under promissory notes provided by a buyer of our businesses and assets could adversely affect our financial performance and net assets in liquidation.

We have been provided promissory notes by a buyer of our businesses and assets. Failure to recognize the amounts anticipated to be collectible under these notes would adversely affect our net assets in liquidation and could reduce the amount of liquidating distributions to unitholders.

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

We are required to pay real property taxes in respect of our property and such taxes may increase as our property is reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our property or our property tax rates could adversely impact our financial condition and reduce the amount of future liquidating distributions to our unitholders.

LUB Liquidating Trust

December 31, 2024

We may incur costs to comply with federal, state and local laws and regulations.

The obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of complying with future legislation, may increase our operating costs. Failure to timely comply with these rules and regulations could result in penalties.

Insurance on our property may not adequately cover all losses, which could materially and adversely affect us.

We believe that our property is adequately insured, consistent with industry standards, to cover reasonably anticipated losses. Nevertheless, we are subject to the risk that such insurance will not fully cover all losses and, depending on the severity of the event and the impact on our property, such insurance may not cover a significant portion of the losses. These losses may lead to an increase in our cost of insurance. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss.

Adverse economic conditions, concerns over persistent inflation, higher interest rates and slowing economic growth, could have adverse effects on our ability to sell our property or the value of property, which could reduce or delay our liquidating distributions.

The success, timing and terms of transactions to sell our property may be adversely impacted by persistent inflation, higher interest rates and slowing economic growth. Inflation and higher interest rates could result in reduced demand for our property by third parties or reduced values such parties may ascribe to our assets. Even if we are able to identify potential buyers, such buyers may have difficulty accessing debt and equity capital on attractive terms, or at all, due to higher interest rates, disruptions in the global financial markets or deterioration in credit and financing conditions, which may affect their access to capital necessary to consummate the acquisition of our property. If financing is unavailable to potential buyers of our property, or if potential buyers are unwilling to engage in various transactions due to the uncertainty in the market, our ability to complete such dispositions within our expected timeframe or on the expected terms would be significantly impaired.

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

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2024, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected in the future.

LUB Liquidating Trust

December 31, 2024

Our Trustees consider cybersecurity risk as part of its risk oversight function. Our Trustees oversee management’s implementation of our cybersecurity risk management program. Our Trustees will receive periodic reports from management on our cybersecurity risks as well as updates, as necessary, regarding any significant cybersecurity incidents impacting our advisor’s information systems.

Item 2. Properties

As of March 21, 2025 we have one remaining property which is an occupied Luby’s Cafeterias operated by Luby’s Restaurant Corporation under a management agreement.

As of March 21, 2025, we have unresolved obligations at four former leased locations which were abandoned in prior years prior to the expiration of the respective lease terms.

We maintain general liability insurance and property damage insurance on all properties in amounts which we believe provides adequate coverage.

Item 3. Legal Proceedings

We have been subject to various private lawsuits, administrative proceedings and claims that arose in the ordinary course of our former business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involved claims from guests, employees and others related to issues common to the restaurant industry, as well as matters related to our real estate holdings, or the leases associated with such holdings. We currently believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on our net assets or our ability to monetize our remaining assets.

Item 4. Mine Safety Disclosures

Not applicable.

LUB Liquidating Trust

December 31, 2024

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

Equity Compensation Plans

There are no securities authorized under any equity compensation plan as of December 31, 2024.

Item 6. (Reserved)

LUB Liquidating Trust

December 31, 2024

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the years ended December 31, 2024 and December 31, 2023 included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.

On March 21, 2025, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2026. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

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

December 31, 2024

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

The net assets in liquidation at December 31, 2024 would result in liquidating distributions of $0.94 per Unit in the Trust based on the number of Units outstanding on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our property and accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.

During January 2025, the Trust monetized its preferred stock holdings and on January 21, 2025, the Trust paid a cash liquidating distribution of $0.44 per Unit. Subsequent to the distribution, the estimate of future liquidating distributions is reduced to $0.50 per Unit.

LUB Liquidating Trust

December 31, 2024

Asset Disposal and Liquidation Activities

For the year ended December 31, 2024, we sold two properties for total gross proceeds of approximately $3.1 million. For the year ended December 31, 2023, we sold six properties for total gross proceeds of approximately $18.5 million.

Effective June 2, 2022, we entered into a management agreement with the purchaser of the Luby’s brand to assume operations of the Company’s remaining Luby’s cafeterias. As of March 24, 2025 we own one property which is subject to the management agreement. We no longer directly operate any Luby’s cafeterias or Fuddruckers restaurants.

During the year ended December 31, 2024, the notes from one of the buyers were converted into preferred stock of the buyer’s company in full satisfaction of their Notes. Subsequent to December 31, 2024 the preferred stock was fully redeemed for $11.25 million.

On September 23, 2024, we made cash liquidating distributions of $3.1 million, or $0.10 per share to unitholders of record. On January 21, 2025, we made cash liquidating distributions of $13.8 million, or $0.44 per share to unitholders of record. Since the approval of the Plan of Liquidation we have distributed $4.24 per unit/common share.

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

Accounting Periods

The Trust’s fiscal year will be the calendar year.

RESULTS OF OPERATIONS

Under the liquidation basis of accounting, we do not report results of operations information.

LUB Liquidating Trust

December 31, 2024

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

We had no long-term investments as of December 31, 2024 and 2023.

STATUS OF TRADE ACCOUNTS AND NOTES RECEIVABLES, NET

We monitor the aging of our receivables and record reserves to adjust to estimated net realizable value, as appropriate.

Our notes receivable at December 31, 2024 and 2023 are recorded in our consolidated statement of net assets at the amount we expect to receive upon monetization of the Notes. See Note 5. Accounts and Notes Receivable in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We continue to monitor the terms of the notes receivable and the payment history of the issuers to determine net realizable value.

CAPITAL EXPENDITURES

Capital expenditures for the year ended December 31, 2024 and December 31, 2023 were not material. We do not expect future capital expenditures to be significant.

DEBT

The Trust has no debt obligations at December 31, 2024, December 31, 2023 and at March 24, 2025.

COMMITMENTS AND CONTINGENCIES

The Company has no off-balance sheet arrangements.

As of December 31, 2024, we had approximately $0.96 million committed under letters of credit, which are used as security for the payment of insurance obligations and are fully cash collateralized.

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

AFFILIATIONS AND RELATED PARTIES

Effective January 27, 2021, the Luby’s Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby’s Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. Luby’s and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), have entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. On September 1, 2024, the Professional Services agreement was amended and the monthly fee was reduced to $19,500. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA.

LUB Liquidating Trust

December 31, 2024

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury, accounting and tax services. The fee for these services is billed monthly and is primarily based on time incurred.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the year ended December 31, 2024, we paid WCA approximately $421,000 for the above-mentioned services.

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

December 31, 2024

NEW ACCOUNTING PRONOUNCEMENTS

There are no new accounting pronouncements that are applicable or relevant to the Trust, under the Liquidation Basis of Accounting.

LUB Liquidating Trust

December 31, 2024

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

LUB Liquidating Trust

Consolidated Statements of Net Assets in Liquidation (Liquidation Basis)

(Unaudited, in thousands)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$11,684	$11,282
Accounts and notes receivable	4,028	13,498
Restricted cash and cash equivalents	961	963
Preferred stock	11,250	—
Properties for sale	6,856	10,391

Total Assets	$34,779	$36,134

LIABILITIES
Accounts payable	$136	$257
Accrued expenses and other liabilities	1,931	2,388
Operating lease liabilities	504	735
Liability for estimated costs in excess of estimated receipts during liquidation	2,888	4,878

Total Liabilities	$5,459	$8,258

Commitments and Contingencies
Net assets in Liquidation (Note 3)	$29,320	$27,876

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust

Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)

(Unaudited, in thousands)

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net assets in liquidation, beginning of period	$27,876	$59,880
Changes in net assets in liquidation
Changes in liquidation value of properties for sale	(435)	(964)
Changes in estimated cash flows during liquidation	5,009	261
Liquidating distributions	(3,130)	(31,301)

Changes in net assets in liquidation	1,444	(32,004)

Net assets in liquidation, end of period	$29,320	$27,876

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

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

The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.

On March 21, 2025, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2026. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Trust and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Accounting Periods

The Trust’s fiscal year will be the calendar year.

Liquidation Basis of Accounting

The liquidation basis of accounting differs significantly from the going concern basis, as summarized below.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

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

Subsequent Events

Events subsequent to the Company’s fiscal year ended December 31, 2024 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Company’s consolidated financial statements. See Note 10. Subsequent Events.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

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

Restricted cash and cash equivalents as of December 31, 2024 and 2023 were $1.0 million and $1.0 million, respectively. Amounts included in restricted cash represent those required to be set aside for collateral for letters of credit issued for potential insurance obligations, which letters of credit expire within 12 months.

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

December 31, 2024

(Unaudited)

Note 2. Estimated Costs and Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. We project that we will have estimated costs in excess of estimated receipts during the remaining liquidation period. These amounts can vary significantly due to, among other things, the timing of property sales, estimates of direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities, the receipts and costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period, which is currently estimated to run through December 31, 2026. The liability for estimated costs in excess of estimated receipts during the years ended December 31, 2024 and December 31, 2023, was comprised of the following (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Total estimated receipts during remaining liquidation period	$1,080	$1,974

Total estimated costs of operations
General and administrative expenses	(3,516)	(6,287)
Interest component of operating lease payments	(138)	(179)
Sales costs	(315)	(386)

Total estimated costs during remaining liquidation period	(3,968)	(6,852)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,888)	$(4,878)

The change in the estimated costs and estimated receipts for the year ended December 31, 2024 are as follows (in thousands):

	January 1, 2024	Net Change in Working Capital (2)	Changes in Estimated Future Cash Flows During Liquidation (3)	December 31, 2024
Assets:
Estimated net inflows from operations (1)	$1,795	$(930)	$78	$942

	$1,795	$(930)	$78	$942

Liabilities:
Sales Costs	(386)	187	(116)	(315)
General and administrative expenses	(6,287)	586	2,185	(3,516)

	(6,673)	773	2,069	(3,830)

Liability for estimated costs in excess of estimated receipts during liquidation	$(4,878)	$(157)	$2,147	$(2,888)

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

(Unaudited)

Note 2. Estimated Costs and Estimated Receipts During Liquidation (Continued)

The change in the estimated costs and estimated receipts for the year ended December 31, 2023 are as follows (in thousands):

	January 1, 2023	Net Change in Working Capital (2)	Changes in Estimated Future Cash Flows During Liquidation (3)	December 31, 2023
Assets:
Estimated net inflows from operations (1)	$4,940	$(1,015)	$(2,130)	$1,795

	$4,940	$(1,015)	$(2,130)	$1,795

Liabilities:
Sales Costs	(1,052)	713	(47)	(386)
General and administrative expenses	(8,306)	311	1,708	(6,287)

	(9,358)	1,024	1,661	(6,673)

Liability for estimated costs in excess of estimated receipts during liquidation	$(4,418)	$9	$(469)	$(4,878)

(1)

Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations and (ii) interest component of operating lease payments.

(2)

Net change in working capital represents changes in cash, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses and other liabilities as a result of the Company’s activities for the respective periods.

(3)	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

Note 3. Net Assets in Liquidation

Current Year Activity

Net assets in liquidation increased by $1.4 million for the year ended December 31, 2024. The increase was mainly driven by a $5.0 million increase from the remeasurement of assets and liabilities, partially offset by a $3.1 million cash liquidating distribution in September 2024 and a $0.5 million decrease due to proceeds from 2024 property sales being less than previously estimated. The $5.0 million increase from the remeasurement of assets and liabilities includes a $3.0 million increase in liquidation value from the conversion of certain accounts and notes receivable to preferred stock and the subsequent monetization of the preferred stock and estimated amount to be collected from accounts and notes receivables and a $2.0 million decrease in the estimated cost of operations due to a decrease in the estimated hold period of certain assets.

Prior Year Activity

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

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

(Unaudited)

Note 3. Net Assets in Liquidation (Continued)

The net assets in liquidation at December 31, 2024 would result in liquidating distributions of $0.94 per Unit in the Trust based on 31,298,052 outstanding Units on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our property and accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the remaining property sales, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.

During January 2025, the Trust monetized its preferred stock holdings and on January 21, 2025, the Trust paid a cash liquidating distribution of $0.44 per Unit. Subsequent to the distribution, the estimate of future liquidating distributions is reduced to $0.50 per Unit.

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

We continue to negotiate with our landlords to settle and terminate our existing leases; however, we can offer no assurances that we will settle any lease obligations for less than the total undiscounted base rent payments, or for less than their discounted value recorded within net assets in liquidation. Subsequent to December 31, 2024, the remaining operating lease was assigned to the buyer of the Luby’s brand.

Weighted-average lease terms and discount rates were as follows.

December 31, 2024
Weighted-average remaining lease term	4.83 years
Weighted-average discount rate	9.70%

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

(Unaudited)

Note 4. Leases (Continued)

Operating lease obligations maturities in accordance with Topic 842 as of December 31, 2024 were as follows:

(In thousands)
Less than One Year	$141
One to Three Years	391
Three to Five Years	109

Total lease payments	$641
Less: imputed interest	(138)

Present value of operating lease obligations	$504

Abandoned Leased Facilities – Liability for Store Closing

As of December 31, 2024, we remain obligated under the terms of leases for the rent and other costs related to four leased restaurant locations that were classified as abandoned in prior years. The liability, which represents the value of the total amount of rent and other direct costs (such as common area costs, property taxes and insurance allocated by the landlord) through the expiration date of the leases, amounts to $964 thousand and is included in accrued expenses and other liabilities. The lease term on the four abandoned leases expired in previous years.

Note 5. Accounts and Notes Receivable

In connection with the sales of the operating brands in prior years we received secured promissory notes (the “Notes”) from the respective buyers of the brands. The Notes are carried at the aggregate amount we expect to receive upon monetization of the Notes and are included in accounts and notes receivable in our consolidated statements of net assets in liquidation. During the year ended December 31, 2024, the notes from one of the buyers were converted into preferred stock of the buyer’s company in full satisfaction of their Notes. The preferred stock is separately stated in our consolidated statement of net assets in liquidation and is carried at its net realizable value. Subsequent to December 31, 2024 the preferred stock was fully redeemed for $11.25 million.

Note 6. Income Taxes

Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Trust’s U.S. federal income tax return remains open to examination for the years ended December 31, 2022 and December 31, 2024. Luby’s Inc.’s U.S. federal income tax return remains open to examination for the fiscal period 2021 through fiscal period ended May 31, 2022. RFL’s U.S. federal income tax return remains open to examination for the fiscal periods ended August 31, 2022 through August 31, 2024.

We did not pay any federal income taxes for the years ended December 31, 2024 and December 31, 2023. For 2024, the Company had income tax filing requirements in two states. State income tax payments were $23,000 and $0.7 million for the years ended December 31, 2024 and December 31, 2023, respectively.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

(Unaudited)

Note 6. Income Taxes (continued)

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.

Note 7. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities, in thousands.

	December 31, 2024	December 31, 2023
Accrued claim and insurance	$918	$759
Taxes, other than income	—	5
Income taxes, net	50	245
Lease termination costs (1)	964	964
Legal and other	—	415

Total	$1,932	$2,388

(1)	See Note 4. Leases for further discussion of lease termination costs.

Note 8. Commitments and Contingencies

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Claims

We have been subject to various private lawsuits, administrative proceedings and claims that arose in the ordinary course of our former business. A number of these lawsuits, proceedings and claims may exist at any given time. These matters typically involved claims from guests, employees and others related to issues common to the restaurant industry, as well as matters related to our real estate holdings, or the leases associated with such holdings. We believe that the final disposition of these types of lawsuits, proceedings, and claims will not have a material adverse effect on the Company’s cash flows and net assets under liquidation.

Note 9. Related Parties

Effective January 27, 2021, the Luby’s Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby’s Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. The Company and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and paid a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. On September 1, 2024, the Professional Services agreement was amended and the monthly fee was reduced to $19,500. The Company has also entered into an Indemnity Agreement with Mr. Garilli and WCA.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2024

(Unaudited)

Note 9. Related Parties (Continued)

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury, accounting and tax services. The fee for these services is billed monthly and is primarily based on time incurred.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the years ended December 31, 2024 and December 31, 2023, we paid WCA approximately $421,000 and $550,000, respectively, for the above-mentioned services.

Mr. Garilli is also a member of the Trust’s Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.

Note 10. Subsequent Events

The Trust has evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K and determined that there have not been any events, other than those discussed in Note 3 and Note 5, that have occurred that would require adjustments or disclosures in the consolidated financial statements.

LUB Liquidating Trust

December  31, 2024

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Trustees, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024. Based on that evaluation, our Trustees have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Liquidating Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Trustees, have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 21, 2025, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2026. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

LUB Liquidating Trust

December 31, 2024

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

TRUSTEES

GERALD W. BODZY, 73, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Bodzy previously served as an independent director of the Company from 2016 until the inception of the Trust and served as Chairman of the Board, a member of Nominating and Corporate Governance Committee, Co-Chair of the Board Special Committee, a member of the Finance and Audit Committee, and a member of the Compensation Committee. Mr. Bodzy was President and owner of Showcase Custom Vinyl Windows and Doors, a manufacturer of residential windows in Houston, Texas from 2004 until he retired in November 2020. From 1990 to 2000, Mr. Bodzy was a Managing Director of Stephens, Inc. where he headed the investment banking firm’s Houston office. From 1979 to 1990, he was employed by Smith Barney, Inc. in New York where he was a Managing Director from 1986 to 1990. From 1976 to 1990, he worked in the real estate group at General Crude Oil Company in Houston. Mr. Bodzy is a former director of Oshman’s Sporting Goods, Benchmark Electronics, and Republic Bankshares of Texas. Mr. Bodzy earned a B.A. Degree in Economics from the University of Texas in 1973 and a J.D. Degree from the University of Texas School of Law in 1976 and is a member of Phi Beta Kappa. Mr. Bodzy serves on the board of directors of the Boys & Girls Clubs of Greater Houston and is Chairman of the Board of the Boys & Girls Clubs of Greater Houston Foundation.

JOHN GARILLI, 60, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Garilli previously served as the Company’s Interim President and Chief Executive Officer from January 2021 until the inception of the Trust on May 31, 2022. Mr. Garilli has been a member of Winthrop Capital Advisors LLC (“WCA”) and its affiliates since 1995 serving in various capacities, previously in its accounting department, and is currently serving as its President and Chief Operating Officer. Mr. Garilli has served as the Interim Chief Financial Officer of Seritage Growth Properties, a NYSE-listed real estate company, since January 2022. Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of New York REIT Liquidating LLC (“NYRTLLC”) since November 2018. Mr. Garilli served as the Chief Executive Officer of New York REIT, Inc. (“NYRT”), a NYSE-listed real estate investment trust and the predecessor to NYRTLLC, from July 2018 until November 2018 and as the Chief Financial Officer, Secretary, and Treasurer of NYRT from March 2017 until November 2018. Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust (“WRT”), a NYSE-listed real estate investment trust, from 2006 until his appointment to Chief Financial Officer in 2012, a position held until its liquidation in August 2016. Mr. Garilli worked in a similar capacity at WRT’s successor, Winthrop Realty Liquidating Trust, from August 2016 until its final liquidation in December 2019. Mr. Garilli holds an MBA from Babson College and a BA from the College of the Holy Cross.

JOE C. McKINNEY, 78, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. McKinney previously served as an independent director of the Company from January 2003 until inception of the Trust on May 31, 2022 and served as chair of the Finance and Audit Committee, a member of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a co-Chair of the Special Committee. Mr. McKinney was Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, from October 2002 until his retirement in March 2020. He formerly served as Chairman of the board of directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement there in March 2002. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance. He is a former director of Broadway National Bank, Broadway Bancshares, Inc., New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded real estate investment trust, USAA Real Estate Company; US Industrial REIT I, II, and III; US Global Investors Funds; and Prodigy Communications Corporation.

LUB Liquidating Trust

December 31, 2024

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

Trustee Compensation for the Year Ended December 31, 2024

Name	Fees Earned
Gerald W. Bodzy	$100,000
John Garilli	$80,000
Joe C. McKinney	$80,000

LUB Liquidating Trust

December 31, 2024

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

The following table sets forth information as to the beneficial ownership of Units by (i) each of our Trustees and (ii) all our Trustees as group as of March 21, 2025.

Name (1)	Units Beneficially Owned	Percent of Units
Gerald W. Bodzy	240,854	*
John Garilli	0	*
Joe C. McKinney	319,845	1.02%

All Trustees as a group of 3 persons	560,699	1.79%

*	Represents beneficial ownership of less than one percent of the Units issued and outstanding as of March 21, 2025.
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

Effective January 27, 2021, the Luby’s Board of Directors appointed John Garilli as the Company’s Interim President and Chief Executive Officer. Additionally, effective September 8, 2021, the Luby’s Board of Directors appointed Eric Montague as the Company’s Interim Chief Financial Officer. The Company and Mr. Garilli’s and Mr. Montague’s employer, Winthrop Capital Advisors LLC (“WCA”), entered into an agreement, pursuant to which the Company paid WCA a one-time fee of $50,000 and will pay a monthly fee of $30,000 for so long as Mr. Garilli and Mr. Montague served the Company in said positions. On September 1, 2024, the Professional Services agreement was amended and the monthly fee was reduced to $19,500. The Company also entered into an Indemnity Agreement with Mr. Garilli and WCA. Mr. Garilli is also a member of the Trust’s Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.

LUB Liquidating Trust

December 31, 2024

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury, accounting and tax services. The fee for these services is billed monthly and is primarily based on time incurred.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. For the year ended December 31, 2024, we paid WCA approximately $421,000 for the above-mentioned services.

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

DIRECTOR INDEPENDENCE

Trustees of the Trust evaluated the independence of the Trustees that served for the year ended December 31, 2024 and each Trustee or his immediate family and the Trust to determine whether any such transactions or relationships were material and, therefore, inconsistent with a determination that each such Trustee is independent. Based upon that evaluation, the Trustees determined that the following were independent during the respective time each served as Trustees:

Gerald W. Bodzy

Joe C. McKinney

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The Trust did not engage independent auditors to perform an audit of the financial statements contained in this report for the year ended December 31, 2024.

LUB Liquidating Trust

December 31, 2024

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

The following financial statements are filed as part of this Report:

Consolidated statement of net assets in liquidation as of December 31, 2024 and December 31, 2023

Consolidated statement of changes in net assets in liquidation for the years ended December 31, 2024 and December 31, 2023

Notes to consolidated financial statements

2. Financial Statement Schedules

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

3. Exhibits

The following exhibits are filed as a part of this Report:

3	Liquidating Trust Agreement, dated May 31, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2022, File No. 1-08308).

21*	Subsidiaries of the Trust.

31.1*	Rule 13a-14(a)/15d-14(a) certification of the Trustees pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 certification of the Trustees pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 16. Form 10-K Summary

None.

*	Filed herewith
**	Furnished herewith

LUB Liquidating Trust

December 31, 2024

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2025	LUB LIQUIDATING TRUST (Registrant)

	By:	/s/ JOHN GARILLI
John Garilli
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY Gerald W. Bodzy, Trustee	March 24, 2025

/S/ JOHN GARILLI John Garilli, Trustee	March 24, 2025

/S/ JOE C. MCKINNEY Joe C. McKinney, Trustee	March 24, 2025