Form 10-K
period 2025-12-31
LUB LIQUIDATING TRUST
filed 2026-03-09
CIK 16099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Luby’s, Inc. (“Luby’s”) currently has no shares of common stock outstanding and all its assets have been transferred to LUB Liquidating Trust (the “Trust”). Units of beneficial interest in the Trust have been issued to the shareholders of Luby’s effective May 31, 2022, as explained in more detail in this report. The Trust’s units are not listed on an exchange. Therefore, Luby’s and the Trust has no public float.

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

The registrant had 31,298,052 units of beneficial interest outstanding as of March 6, 2026.

Documents incorporated by reference: None

Auditor Name: N/A	Auditor Location:N/A	Auditor Firm ID:9999

*

LUB Liquidating Trust is the holder of all of the assets and liabilities of Luby’s, Inc. and files reports under the Securities and Exchange Commission file number for Luby’s Inc., which filed a Form 15 on July 15, 2022, indicating its notice of termination of registration and suspension of filing requirements.

LUB Liquidating Trust

Form 10-K

Year Ended December 31, 2025

LUB Liquidating Trust

December 31, 2025

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

December 31, 2025

FORWARD-LOOKING STATEMENTS

This Annual Report on “Form 10-K” contains statements that are “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Form 10-K, other than statements of historical facts, are “forward-looking statements” for purposes of these provisions, including any statements regarding:

•	the timing and amount of any liquidating distribution made,

•	future monetization of remaining assets, and

•	the resolution of any outstanding creditor claims and liabilities.

In some cases, investors can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “outlook,” “may,” “should,” “will,” and “would” or the opposite of these words or similar words which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Forward-looking statements are based on certain assumptions and analyses made by the Trustees in light of their experience and perception of historical trends, current conditions, expected future developments and other factors they believe are relevant. Although the Trustees believe that their assumptions are reasonable based on information currently available, those assumptions are subject to significant risks and uncertainties, many of which are outside of their control. The following factors, as well as the factors set forth in Item 1A of this Form 10-K and any other cautionary language in this Form 10-K, provide examples of risks, uncertainties, and events that may cause our financial and operational results to differ materially from the expectations described in our forward-looking statements:

•

our ability to successfully monetize our remaining assets at the established values and to accurately estimate the expenses associated with such monetizations, the functioning of the Trust and the remaining claims and liabilities,

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

December 31, 2025

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

The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.

On March 6, 2026, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2027. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

The Trust is headquartered in Boston, Massachusetts, with its corporate headquarters located at Two Liberty Square, 9th Floor, Boston, MA 02109, telephone number (617) 570-4600. The Trust website is www.lubtrust.com. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

Real Estate

During the year ended December 31, 2025, the Trust sold its final real estate asset pursuant to the Plan of Liquidation. During the year ended December 31, 2024, the Trust sold two properties pursuant to the Plan. As of December 31, 2025, the Trust no longer holds any real estate assets.

See Item 2. Properties.

LUB Liquidating Trust

December 31, 2025

Liabilities

The Company’s liabilities as of December 31, 2025 are disclosed in the consolidated statement of net assets in liquidation included in Item 8. of this Annual Report. They consist of accounts payable, accrued expenses and other liabilities, and liability for estimated costs in excess of estimated receipts during liquidation.

Under the Plan, the Trust intends to monetize all of its assets, satisfy or resolve its remaining liabilities and obligations, including contingent liabilities and claims and costs associated with the liquidation of the Trust.

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

We cannot predict the timing or amount of any liquidating distributions, as uncertainties exist as to the value we may receive upon the monetization of our assets, the ultimate amount of our expenses associated with completing our monetization strategy, liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions. These and other factors make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to unitholders or the timing of any such distributions.

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

The amount of cash available to distribute to unitholders depends on our ability to successfully monetize or collect our amounts receivable under promissory notes provided by buyers of our businesses and assets.

We have been provided promissory notes by buyers of our businesses and assets. Failure to recognize the amounts anticipated to be collectible under these notes would adversely affect our net assets in liquidation and could reduce the amount of liquidating distributions to unitholders. Our efforts to recognize the amounts anticipated to be collectible under these notes may not be successful, which would significantly reduce the proceeds of such disposition available for distribution to unitholders. There are risks associated with the repayment of these notes, including the deterioration of the credit of the makers of the notes and ability of the maker of the notes to profitability operate its businesses or refinance the notes.

LUB Liquidating Trust

December 31, 2025

Any negative impact on the makers of the notes due to any of the foregoing events could have a material adverse effect on our ability to make liquidating distributions to unitholders in the amounts anticipated.

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

We face the risk of adverse litigation, which could have a material adverse effect on our net assets in liquidation and reduce the amount available for liquidating distributions to unitholders.

We are or may, from time to time, be the subject of complaints or litigation related to our real estate holdings, or the leases associated with such holdings, or challenging the Plan of Liquidation, which may name the Trust or the Trustees as defendants. We cannot assure you as to the outcome of any such lawsuits, including the amount of costs associated with defending any such claims or any other liabilities that may be incurred in connection with such claims. Claims may be expensive to defend and may divert time and money away from our efforts to monetize our assets and hurt our financial performance. A judgment significantly in excess of our insurance coverage, if any, for any claims could materially adversely affect our net assets in liquidation and reduce the amount available for liquidating distributions to unitholders.

LUB Liquidating Trust

December 31, 2025

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

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2025, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected in the future.

Our Trustees consider cybersecurity risk as part of their risk oversight function. Our Trustees oversee management’s implementation of our cybersecurity risk management program. Our Trustees will receive periodic reports from management on our cybersecurity risks as well as updates, as necessary, regarding any significant cybersecurity incidents impacting our advisor’s information systems.

Item 2. Properties

As of March 6, 2026, we have no remaining properties.

As of March 6, 2026, we have unresolved obligations at four former leased locations which were abandoned in prior years prior to the expiration of the respective lease terms.

LUB Liquidating Trust

December 31, 2025

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

December 31, 2025

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

Equity Compensation Plans

There are no securities authorized under any equity compensation plan as of December 31, 2025.

Item 6. (Reserved)

LUB Liquidating Trust

December 31, 2025

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and footnotes for the years ended December 31, 2025 and December 31, 2024 included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.

On March 6, 2026, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2027. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

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

LUB Liquidating Trust

December 31, 2025

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value. In developing prior estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of our Trustees and members of the Special Committee of the Board of Directors, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling properties of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For current period estimates we utilized the expertise and experience of our Trustees and management in evaluating the collectability of our accounts and notes receivable. All estimates by nature involve a large degree of judgement and sensitivity to the underlying assumptions.

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

The net assets in liquidation remaining at December 31, 2025 would result in future liquidating distributions of $0.34 per Unit in the Trust based on the number of Units outstanding on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the monetization of the remaining assets, the performance of the underlying assets, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the future liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.

LUB Liquidating Trust

December 31, 2025

Asset Disposal and Liquidation Activities

During the year ended December 31, 2025, we sold the last remaining property for total gross proceeds of approximately $7.1 million. For the year ended December 31, 2024, we sold two properties for total gross proceeds of approximately $3.1 million.

On June 2, 2022, we entered into a management agreement with the purchaser of the Luby’s brand to assume operations of the Company’s remaining Luby’s cafeterias. During 2025 we sold the last property which was subject to the management agreement. We no longer own or directly operate any Luby’s cafeterias or Fuddruckers restaurants.

In January 2025, the Trust monetized its preferred stock holdings, which had been converted from one of the buyer’s notes in the prior year.

On January 21, 2025, we made cash liquidating distributions of $13.8 million, or $0.44 per unit to unitholders of record. On August 26, 2025, we made an additional distribution of $7.8 million, or $0.25 per unit, to unitholders. Since the approval of the Plan of Liquidation we have cumulatively distributed $4.49 per unit/common share.

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

LUB Liquidating Trust

December 31, 2025

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

Our ability to meet our obligations is contingent upon the monetization of our remaining assets. We expect that cash on hand and the proceeds from the monetization of our remaining assets will be adequate to meet our obligations; however, we cannot provide assurance as to the amounts we may receive from the monetization of our assets.

STATUS OF LONG-TERM INVESTMENTS AND LIQUIDITY

We had no long-term investments as of December 31, 2025 and 2024.

STATUS OF TRADE ACCOUNTS AND NOTES RECEIVABLE, NET

We monitor the aging of our receivables and record reserves to adjust to estimated net realizable value, as appropriate.

Our notes receivable at December 31, 2025 and 2024 are recorded in our consolidated statement of net assets at the amount we expect to receive upon monetization of the Notes. See Note 5. Accounts and Notes Receivable in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. We continue to monitor the terms of the notes receivable and the payment history of the issuers to determine net realizable value.

CAPITAL EXPENDITURES

We had no capital expenditures during the years ended December 31, 2025 and December 31, 2024. We do not expect future capital expenditures to be significant.

DEBT

The Trust has no debt obligations at December 31, 2025, December 31, 2024 and at March 6, 2026.

COMMITMENTS AND CONTINGENCIES

The Company has no off-balance sheet arrangements.

As of December 31, 2024, we had approximately $0.96 million committed under letters of credit, which were used as security for the payment of insurance obligations and were fully cash collateralized. On November 16, 2025, the $0.96 million letter of credit was released upon maturity and the restrictions on the cash collateral were relieved.

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

December 31, 2025

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury, accounting and tax services. The fee for these services is billed monthly and is primarily based on time incurred.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the year ended December 31, 2025, we paid WCA approximately $290,000 for the above-mentioned services.

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

Liquidation Basis of Accounting

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value, and may include previously unrecognized assets that we may expect to either sell in the course of our liquidation or use in settling liabilities, such as trademarks or other intangibles. The area that requires the most significant, subjective and complex judgments and estimates is liability for estimated costs in excess of estimated receipts during liquidation.

Estimated costs in excess of estimated receipts during liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. We project that we will have estimated costs in excess of estimated receipts during the liquidation period. These amounts can vary significantly due to, among other things, the timing of the monetization of remaining assets, estimates of direct costs incurred to complete the monetization, the timing and amounts associated with discharging known and contingent liabilities, the costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period.

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

December 31, 2025

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

LUB Liquidating Trust

Consolidated Statements of Net Assets in Liquidation (Liquidation Basis)

(Unaudited, in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$9,486	$11,684
Accounts and notes receivable	3,955	4,028
Restricted cash and cash equivalents	—	961
Preferred stock	—	11,250
Properties for sale	—	6,856

Total Assets	$13,441	$34,779

LIABILITIES
Accounts payable	$65	$136
Accrued expenses and other liabilities	1,028	1,931
Operating lease liabilities	—	504
Liability for estimated costs in excess of estimated receipts during liquidation	1,576	2,888

Total Liabilities	$2,669	$5,459

Commitments and Contingencies
Net assets in Liquidation (Note 3)	$10,772	$29,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust

Consolidated Statements of Changes in Net Assets in Liquidation (Liquidation Basis)

(Unaudited, in thousands)

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net assets in liquidation, beginning of period	$29,320	$27,876
Changes in net assets in liquidation
Changes in liquidation value of properties for sale	269	(435)
Changes in estimated cash flows during liquidation	2,781	5,009
Liquidating distributions	(21,598)	(3,130)

Changes in net assets in liquidation	(18,548)	1,444

Net assets in liquidation, end of period	$10,772	$29,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2025

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

The Company filed a Certificate of Dissolution with the Delaware Secretary of State, effective May 31, 2022.

On March 6, 2026, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2027. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

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

December 31, 2025

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

Under the liquidation basis of accounting, our assets are measured at their estimated net realizable value, or liquidation value, which represents the amount of their estimated cash proceeds or other consideration from liquidation, based on current contracts, estimates and other indications of sales value. In developing prior estimates, we utilized third party valuation experts, investment bankers, real estate brokers, the expertise of our Trustees, and forecasts generated by our management. For estimated real estate values, we considered comparable sales transactions, our past experience selling properties of the Company and, in certain instances, indicative offers, as well as capitalization rates observed for income-producing real estate. For current period estimates we utilized the expertise and experience of our Trustees and management in evaluating the collectability of our accounts and notes receivable. All estimates by nature involve a large degree of judgment and sensitivity to the underlying assumptions.

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

Subsequent Events

Events subsequent to the Trust’s fiscal year ended December 31, 2025 through the date of issuance of the financial statements are evaluated to determine if the nature and significance of the events warrant inclusion in the Trust’s consolidated financial statements. See Note 10. Subsequent Events.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2025

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

As of December 31, 2025, there was no restricted cash and cash equivalents. As of December 31, 2024, restricted cash and cash equivalents were $1.0 million. The amounts included in restricted cash represented funds required to be set aside as collateral for letters of credit issued to secure potential insurance obligations. These letters of credit matured and were released on November 16, 2025 and the restrictions on the cash collateral were relieved.

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

December 31, 2025

(Unaudited)

Note 2. Estimated Costs and Estimated Receipts During Liquidation

The liquidation basis of accounting requires the estimation of net cash flows from operations and all costs associated with implementing and completing the Plan of Liquidation. We project that we will have estimated costs in excess of estimated receipts during the remaining liquidation period. These amounts can vary significantly due to, among other things, the timing of monetization of remaining assets, estimates of direct costs incurred to complete the monetization, the timing and amounts associated with discharging known and contingent liabilities, the receipts and costs associated with the winding up of operations, and other costs that we may incur which are not currently foreseeable. These receipts and accruals will be adjusted periodically as projections and assumptions change. These receipts and costs are estimated and are anticipated to be collected and paid out over the liquidation period, which is currently estimated to run through December 31, 2026. The liability for estimated costs in excess of estimated receipts as of December 31, 2025 and December 31, 2024, was comprised of the following (in thousands):

	December 31, 2025	December 31, 2024
Total estimated receipts during remaining liquidation period	$356	$1,080

Total estimated costs of operations
General and administrative expenses	(1,932)	(3,516)
Interest component of operating lease payments	—	(137)
Sales costs	—	(315)

Total estimated costs during remaining liquidation period	(1,932)	(3,968)

Liability for estimated costs in excess of estimated receipts during liquidation	$(1,576)	$(2,888)

The change in the estimated costs and estimated receipts for the year ended December 31, 2025 are as follows (in thousands):

	January 1, 2025	Net Change in Working Capital (2)	Changes in Estimated Future Cash Flows During Liquidation (3)	December 31, 2025
Assets:
Estimated net inflows from operations (1)	$943	$(440)	$(147)	$356

	$943	$(440)	$(147)	$356

Liabilities:
Sales Costs	(315)	114	201	—
General and administrative expenses	(3,516)	(929)	2,513	(1,932)

	(3,831)	(815)	2,714	(1,932)

Liability for estimated costs in excess of estimated receipts during liquidation	$(2,888)	$(1,255)	$2,567	$(1,576)

(1)

Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations and (ii) interest component of operating lease payments.

(2)

Net change in working capital represents changes in cash, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses and other liabilities as a result of the Trust’s activities for the respective periods.

(3)	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2025

(Unaudited)

Note 2. Estimated Costs and Estimated Receipts During Liquidation (Continued)

The change in the estimated costs and estimated receipts for the year ended December 31, 2024 are as follows (in thousands):

	January 1, 2024	Net Change in Working Capital (2)	Changes in Estimated Future Cash Flows During Liquidation (3)	December 31, 2024
Assets:
Estimated net inflows from operations (1)	$1,795	$(930)	$78	$943

	$1,795	$(930)	$78	$943

Liabilities:
Sales Costs	(386)	187	(116)	(315)
General and administrative expenses	(6,287)	586	2,185	(3,516)

	(6,673)	773	2,069	(3,831)

Liability for estimated costs in excess of estimated receipts during liquidation	$(4,878)	$(157)	$2,147	$(2,888)

(1)

Estimated net inflows from operations consists of total estimated receipts during liquidation less the sum of total estimated (i) costs of operations and (ii) interest component of operating lease payments.

(2)

Net change in working capital represents changes in cash, restricted cash, accounts and notes receivable, accounts payable, and accrued expenses and other liabilities as a result of the Trust’s activities for the respective periods.

(3)	Changes in estimated future cash flows during liquidation includes adjustments to previous estimates and changes in estimated holding periods of our assets.

Note 3. Net Assets in Liquidation

Current Year Activity

Net assets in liquidation decreased by $18.5 million for the year ended December 31, 2025. The decrease was primarily driven by $21.6 million in cash liquidating distributions during 2025, partially offset by a $2.8 million net increase from the remeasurement of assets and liabilities and a $0.3 million increase due to proceeds from the 2025 property sale being more than previously estimated.

Prior Year Activity

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

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2025

(Unaudited)

Note 3. Net Assets in Liquidation (Continued)

The net assets in liquidation at December 31, 2025 would result in liquidating distributions of $0.34 per unit in the Trust based on 31,298,052 outstanding units on that date. This estimate is dependent on projections of costs and expenses to be incurred during the period required to complete the Plan and the realization of estimated net realizable value of our accounts and notes receivable. There is inherent uncertainty with these estimates, and they could change materially based on the timing and collectability of our accounts and notes receivable, and changes in the underlying assumptions of the projected cash flows. No assurance can be given that the liquidating distributions will equal or exceed the estimate presented in these consolidated financial statements.

Note 4. Leases

Under the liquidation basis of accounting, lease obligations were recorded at the present value of the total fixed lease payments over the reasonably certain lease term using discount rates as of the effective date of the lease and the obligation was reduced as we made lease payments. We value the operating lease right-of-use assets at zero, since we did not expect to receive cash proceeds or other consideration for the right-of-use assets.

The discount rate used to determine the present value of the lease payments was our estimated collateralized incremental borrowing rate, based on the yield curve for the respective lease terms, since we could not determine the interest rate implicit in the lease.

On March 31, 2025, the remaining operating lease was assigned to the buyer of the Luby’s brand.

Abandoned Leased Facilities - Liability for Store Closing

As of December 31, 2025, we remain obligated under the terms of leases for the rent and other costs related to four leased restaurant locations that were classified as abandoned in prior years. The liability, which represents the value of the total amount of rent and other direct costs (such as common area costs, property taxes and insurance allocated by the landlord) through the expiration date of the leases, amounts to approximately $964 thousand and is included in accrued expenses and other liabilities. The lease term on the four abandoned leases expired in previous years.

Note 5. Accounts and Notes Receivable

In connection with the sales of the operating brands in prior years we received secured promissory notes (the “Notes”) from the respective buyers of the brands. The Notes are carried at the aggregate amount we expect to receive upon monetization of the Notes and are included in accounts and notes receivable in our consolidated statements of net assets in liquidation. During the year ended December 31, 2024, the notes from one of the buyers were converted into preferred stock of the buyer’s company in full satisfaction of their Notes. The preferred stock is separately stated in our consolidated statement of net assets in liquidation and is carried at its net realizable value as of December 31, 2024. In January 2025 the preferred stock was fully redeemed for $11.25 million.

Note 6. Income Taxes

Our income tax filings are periodically examined by various federal and state jurisdictions. There are no open examinations by federal and state income tax jurisdictions. The Trust’s U.S. federal income tax return remains open to examination for the years ended December 31, 2022 through December 31, 2024. Luby’s Inc.’s U.S. federal income tax return remains open to examination for the fiscal period ended May 31, 2022. RFL’s U.S. federal income tax return remains open to examination for the fiscal periods ended August 31, 2023 through August 31, 2025.

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2025

(Unaudited)

Note 6. Income Taxes (Continued)

We did not pay any federal income taxes for the years ended December 31, 2025 and December 31, 2024. For 2025, the Company had income tax filing requirements in one state. State income tax payments were $0 and $23,000 for the years ended December 31, 2025 and December 31, 2024, respectively.

Management believes that adequate provisions for income taxes have been reflected in the financial statements and is not aware of any significant exposure items that have not been reflected in the financial statements.

Note 7. Current Accrued Expenses and Other Liabilities

The following table sets forth current accrued expenses and other liabilities, in thousands.

	December 31, 2025	December 31, 2024
Accrued claim and insurance	$14	$917
Income taxes, net	50	50
Lease termination costs (1)	964	964

Total	$1,028	$1,931

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

F-25

LUB Liquidating Trust

Notes to Consolidated Financial Statements

December 31, 2025

(Unaudited)

Note 9. Related Parties (Continued)

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury, accounting and tax services. The fee for these services is billed monthly and is primarily based on time incurred.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. During the years ended December 31, 2025 and December 31, 2024, the Trust paid WCA approximately $290,000 and $421,000, respectively, for the above-mentioned services.

Mr. Garilli is also a member of the Trust’s Board of Trustees, effective May 31, 2022. Mr. Garilli receives a fee of $20,000 per calendar quarter for his services as a Trustee.

Note 10. Subsequent Events

The Trust has evaluated subsequent events through the date of the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments or disclosures in the consolidated financial statements.

LUB Liquidating Trust

December 31, 2025

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Trustees, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2025. Based on that evaluation, our Trustees have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Liquidating Trust’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, including our Trustees, have evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework-2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 6, 2026, pursuant to the terms of the Liquidating Trust Agreement, the Trustees extended the term of the Trust such that the Trust will terminate upon the earlier of (i) the final distribution from the Trust of all Trust assets in compliance with the Delaware General Corporation Law; or (ii) May 31, 2027. The term may be extended to such later date as the Trustees determine is reasonably necessary to fulfill the purposes of the Trust.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

LUB Liquidating Trust

December 31, 2025

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

TRUSTEES

GERALD W. BODZY, 74, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Bodzy previously served as an independent director of the Company from 2016 until the inception of the Trust and served as Chairman of the Board, a member of Nominating and Corporate Governance Committee, Co-Chair of the Board Special Committee, a member of the Finance and Audit Committee, and a member of the Compensation Committee. Mr. Bodzy was President and owner of a private manufacturer of residential windows in Houston, Texas from 2004 until he retired in November 2020. From 1990 to 2000, Mr. Bodzy was a Managing Director of Stephens, Inc. where he headed the investment banking firm’s Houston office. From 1979 to 1990, he was employed by Smith Barney, Inc. in New York where he was a Managing Director from 1986 to 1990. Mr. Bodzy earned a B.A. Degree in Economics from the University of Texas in 1973 and a J.D. Degree from the University of Texas School of Law in 1976 and is a member of Phi Beta Kappa. From 2014 through 2025, Mr. Bodzy served on the board of directors of the Boys & Girls Clubs of Greater Houston and was Chairman of the Board of the Boys & Girls Clubs of Greater Houston Foundation.

JOHN GARILLI, 61, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. Garilli previously served as the Company’s Interim President and Chief Executive Officer from January 2021 until the inception of the Trust on May 31, 2022. Mr. Garilli has been a member of Winthrop Capital Advisors LLC (“WCA”) and its affiliates since 1995 serving in various capacities, previously in its accounting department, and is currently serving as its President and Chief Operating Officer. Mr. Garilli has served as the Interim Chief Financial Officer of Seritage Growth Properties, a NYSE-listed real estate company, since January 2022. Mr. Garilli has served as Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary of New York REIT Liquidating LLC (“NYRTLLC”) since November 2018. Mr. Garilli served as the Chief Executive Officer of New York REIT, Inc. (“NYRT”), a NYSE-listed real estate investment trust and the predecessor to NYRTLLC, from July 2018 until November 2018 and as the Chief Financial Officer, Secretary, and Treasurer of NYRT from March 2017 until November 2018. Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust (“WRT”), a NYSE-listed real estate investment trust, from 2006 until his appointment to Chief Financial Officer in 2012, a position held until its liquidation in August 2016. Mr. Garilli worked in a similar capacity at WRT’s successor, Winthrop Realty Liquidating Trust, from August 2016 until its final liquidation in December 2019. Mr. Garilli holds an MBA from Babson College and a BA from the College of the Holy Cross.

JOE C. McKINNEY, 79, has served as a Trustee since inception of the Trust on May 31, 2022. Mr. McKinney previously served as an independent director of the Company from January 2003 until inception of the Trust on May 31, 2022 and served as chair of the Finance and Audit Committee, a member of the Nominating and Corporate Governance Committee, a member of the Compensation Committee, and a co-Chair of the Special Committee. Mr. McKinney was Vice-Chairman of Broadway National Bank, a locally owned and operated San Antonio-based bank, from October 2002 until his retirement in March 2020. He formerly served as Chairman of the board of directors and Chief Executive Officer of JPMorgan Chase Bank-San Antonio from November 1987 until his retirement there in March 2002. Mr. McKinney graduated from Harvard University in 1969 with a Bachelor of Arts in Economics, and he graduated from the Wharton School of the University of Pennsylvania in 1973 with a Master of Business Administration in Finance. He is a former director of Broadway National Bank, Broadway Bancshares, Inc., New York REIT Liquidating LLC, a successor to New York REIT, Inc., a publicly traded real estate investment trust, USAA Real Estate Company; US Industrial REIT I, II, and III; US Global Investors Funds; and Prodigy Communications Corporation.

LUB Liquidating Trust

December 31, 2025

CORPORATE GOVERNANCE

Audit Committee

Due to the limited operations and level of activity, which primarily includes the monetization of our remaining assets and the payment of outstanding obligations, we do not have an audit committee or other committee that performs similar functions and, consequently, have not designated an audit committee financial expert. Nonetheless, we believe that each of Gerald Bodzy, Joe C. McKinney and John Garilli satisfies the definition of an audit committee financial expert set forth in Item 407(d) of Regulation S-K.

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

Trustee Compensation for the Year Ended December 31, 2025

Name	Fees Earned
Gerald W. Bodzy	$100,000
John Garilli	$80,000
Joe C. McKinney	$80,000

LUB Liquidating Trust

December 31, 2025

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

The following table sets forth information as to the beneficial ownership of Units by (i) each of our Trustees and (ii) all our Trustees as group as of March 6, 2026.

Name (1)	Units Beneficially Owned	Percent of Units
Gerald W. Bodzy	240,854	*
John Garilli	0	*
Joe C. McKinney	319,845	1.02%

All Trustees as a group of 3 persons	560,699	1.79%

*	Represents beneficial ownership of less than one percent of the Units issued and outstanding as of March 6, 2026.

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

December 31, 2025

The Company and WCA had previously entered into agreements, pursuant to which WCA provides treasury, accounting and tax services. The fee for these services is billed monthly and is primarily based on time incurred.

WCA continues to provide services to the Trust as it did for the Company, currently on the same terms as noted above. For the year ended December 31, 2025, the Trust paid WCA approximately $290,000 for the above-mentioned services.

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

DIRECTOR INDEPENDENCE

Trustees of the Trust evaluated the independence of the Trustees that served for the year ended December 31, 2025 and each Trustee or his immediate family and the Trust to determine whether any such transactions or relationships were material and, therefore, inconsistent with a determination that each such Trustee is independent. Based upon that evaluation, the Trustees determined that the following were independent during the respective time each served as Trustees:

Gerald W. Bodzy

Joe C. McKinney

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The Trust did not engage independent auditors to perform an audit of the financial statements contained in this report for the year ended December 31, 2025.

LUB Liquidating Trust

December 31, 2025

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

The following financial statements are filed as part of this Report:

Consolidated Statement of Net Assets in Liquidation as of December 31, 2025 and December 31, 2024

Consolidated Statement of Changes in Net Assets in Liquidation for the Years Ended December 31, 2025 and December 31, 2024

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

December 31, 2025

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 6, 2026		LUB LIQUIDATING TRUST
(Registrant)

	By:	/s/ JOHN GARILLI
John Garilli
Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/S/ GERALD W. BODZY Gerald W. Bodzy, Trustee	March 6, 2026

/S/ JOHN GARILLI John Garilli, Trustee	March 6, 2026

/S/ JOE C. MCKINNEY Joe C. McKinney, Trustee	March 6, 2026